Form 10-Q
period 2024-06-30
GP-Act III Acquisition Corp.
filed 2024-08-14
CIK 1834526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2024

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

As of August 14, 2024, there were 28,750,000 Class A ordinary shares, par value $0.0001 per share, and 7,187,500 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

GP-ACT III ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2024

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

GP-ACT III ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Current assets
Cash	$571,765	$1,208
Prepaid expenses	431,479	2,100
Total Current Assets	1,003,244	3,308
Deferred offering costs	—	526,930
Marketable securities in trust account	289,448,063	—
Total Assets	$290,451,307	$530,238
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$170,006	$—
Promissory note – related parties	400,000	628,182
Total Current Liabilities	570,006	628,182
Deferred legal fee	350,000	—
Deferred underwriting fee payable	13,687,500	—
Total Liabilities	14,607,506	628,182

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, 28,750,000 shares at redemption value of $10.06 per share at June 30, 2024	289,448,063	—

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of June 30, 2024	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued or outstanding (excluding 28,750,000 shares subject to possible redemption as of June 30, 2024)	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 7,187,500 shares issued and outstanding(1)	719	719
Additional paid-in capital	—	24,281
Accumulated deficit	(13,604,981)	(122,944)
Total Shareholders’ Deficit	(13,604,262)	(97,944)
Total Liabilities and Shareholders’ Deficit	$290,451,307	$530,238

(1)	Includes an aggregate of up to 937,500 Class B ordinary shares subject to forfeiture by the holders thereof depending on the extent to which the underwriter’s over-allotment option is exercised (see Note 5). On February 1, 2021, the Company effected a share surrender pursuant to which 4,312,500 Class B ordinary shares were canceled, resulting in an aggregate of 7,187,500 Class B ordinary shares outstanding. On December 17, 2021, the Company effected a share capitalization with respect to Class B ordinary shares of 2,395,834 shares, resulting in the GPIAC II, LLC (the “GP sponsor”), IDS III LLC (the “Act III sponsor” and prior to March 7, 2024, together with GP sponsor, the “Co-sponsors”) and the Company’s independent directors at the time holding an aggregate of 9,583,334 Class B ordinary shares. On December 29, 2023, the Company effected a share surrender pursuant to which 2,395,834 Class B ordinary shares were canceled, resulting in an aggregate of 7,187,500 Class B ordinary shares outstanding. All share and per-share amounts have been retroactively restated to reflect the share capitalizations (see Note 5). On May 13, 2024, as a result of the underwriter’s election to fully exercise its over-allotment option, the 937,500 shares are no longer subject to forfeiture.

The accompanying notes are an integral part of the unaudited condensed financial statements.

GP-ACT III ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
General and administrative expenses	$177,414	$617	$237,152	$1,317
Loss from operations	(177,414)	(617)	(237,152)	(1,317)

Other income:
Interest earned on marketable securities held in Trust Account	1,948,063	—	1,948,063	—
Total other income	1,948,063	—	1,948,063	—

Net income (loss)	$1,770,649	$(617)	$1,710,911	$(1,317)

Basic and diluted weighted average shares outstanding, Class A ordinary shares	15,164,835	—	7,624,309	—

Basic and diluted net income per share, Class A ordinary shares	$0.08	$—	$0.12	$—

Basic and diluted weighted average shares outstanding, Class B ordinary shares (1)	6,744,505	6,250,000	6,498,619	6,250,000

Basic and diluted net income per share, Class B ordinary shares	$0.08	$—	$0.12	$—

(1)	Excludes an aggregate of up to 937,500 Class B ordinary shares subject to forfeiture by the holders thereof depending on the extent to which the underwriter’s over-allotment option is exercised (see Note 5). On February 1, 2021, the Company effected a share surrender pursuant to which 4,312,500 Class B ordinary shares were canceled, resulting in an aggregate of 7,187,500 Class B ordinary shares outstanding. On December 17, 2021, the Company effected a share capitalization with respect to Class B ordinary shares of 2,395,834 shares, resulting in the GPIAC II, LLC (the “GP sponsor”), IDS III LLC (the “Act III sponsor” and prior to March 7, 2024, together with GP sponsor, the “Co-sponsors”) and the Company’s independent directors at the time holding an aggregate of 9,583,334 Class B ordinary shares. On December 29, 2023, the Company effected a share surrender pursuant to which 2,395,834 Class B ordinary shares were canceled, resulting in an aggregate of 7,187,500 Class B ordinary shares outstanding. All share and per-share amounts have been retroactively restated to reflect the share capitalizations (see Note 5). On May 13, 2024, as a result of the underwriter’s election to fully exercise its over-allotment option, the 937,500 shares are no longer subject to forfeiture.

The accompanying notes are an integral part of the unaudited condensed financial statements.

GP-ACT III ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024

	Class B		Additional
	Ordinary shares		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2024(1)	7,187,500	$719	$24,281	$(122,944)	$(97,944)
Net loss	—	—	—	(59,738)	(59,738)
Balance as of March 31, 2024	7,187,500	$719	$24,281	$(182,682)	$(157,682)
Accretion for Class A ordinary shares to redemption amount	—	—	(9,258,468)	(13,244,885)	(22,503,353)
Sale of 7,000,000 Private Placement Warrants	—	—	7,000,000	—	7,000,000
Fair value of Public Warrants at issuance	—	—	2,443,750	—	2,443,750
Allocated value of transaction costs to Class A shares	—	—	(209,563)	—	(209,563)
Accretion for common stock to redemption amount			—	(1,948,063)	(1,948,063)
Net income	—	—	—	1,770,649	1,770,649
Balance as of June 30, 2024	7,187,500	$719	$—	$(13,604,981)	$(13,604,262)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Class B		Additional
	Ordinary shares		Paid-In	Accumulated	Shareholders’
	Shares (1)	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2023	7,187,500	$719	$24,281	$(108,903)	$(83,903)
Net loss	—	—	—	(700)	(700)
Balance as of March 31, 2023	7,187,500	$719	$24,281	$(109,603)	$(84,603)
Net loss	—	—	—	(617)	(617)
Balance as of June 30, 2023	7,187,500	$719	$24,281	$(110,220)	$(85,220)

(1)	Includes an aggregate of up to 937,500 Class B ordinary shares subject to forfeiture by the holders thereof depending on the extent to which the underwriter’s over-allotment option is exercised (see Note 5). On February 1, 2021, the Company effected a share surrender pursuant to which 4,312,500 Class B ordinary shares were canceled, resulting in an aggregate of 7,187,500 Class B ordinary shares outstanding. On December 17, 2021, the Company effected a share capitalization with respect to Class B ordinary shares of 2,395,834 shares, resulting in the GPIAC II, LLC (the “GP sponsor”), IDS III LLC (the “Act III sponsor” and prior to March 7, 2024, together with GP sponsor, the “Co-sponsors”) and the Company’s independent directors at the time holding an aggregate of 9,583,334 Class B ordinary shares. On December 29, 2023, the Company effected a share surrender pursuant to which 2,395,834 Class B ordinary shares were canceled, resulting in an aggregate of 7,187,500 Class B ordinary shares outstanding. All share and per-share amounts have been retroactively restated to reflect the share capitalizations (see Note 5). On May 13, 2024, as a result of the underwriter’s election to fully exercise its over-allotment option, the 937,500 shares are no longer subject to forfeiture.

The accompanying notes are an integral part of the unaudited condensed financial statements.

GP-ACT III ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the six months ended
	June 30,	June 30,
	2024	2023
Cash Flows from Operating Activities:
Net income (loss)	$1,710,911	$(1,317)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(1,948,063)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(429,379)	1,000
Accrued expenses	170,006	—
Net cash used in operating activities	(496,525)	(317)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(287,500,000)	—
Net cash used in investing activities	(287,500,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	282,500,000	—
Proceeds from sale of Private Placements Warrants	7,000,000	—
Proceeds from promissory note - related party	200,000	—
Repayment of promissory note - related party	(428,182)	—
Payment of offering costs	(704,736)	—
Net cash provided by financing activities	288,567,082	—

Net Change in Cash	570,557	(317)
Cash – beginning of the period	1,208	1,758
Cash – end of the period	$571,765	$1,441
Non-cash investing and financing activities:
Deferred underwriting fee payable	$13,687,500	$—
Deferred legal fees	$350,000	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

GP-ACT III ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

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

As of June 30, 2024, the Company had not commenced any operations. All activity for the period from November 23, 2020 (inception) through June 30, 2024 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

JUNE 30, 2024

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

JUNE 30, 2024

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

Risks and Uncertainties

The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the recent escalation of the Israel-Hamas conflict. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the escalation of the Israel-Hamas conflict and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyber-attacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the above mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the escalation of the Israel-Hamas conflict and subsequent sanctions or related actions, could adversely affect the Company’s search for an initial business combination and any target business with which the Company may ultimately consummate an initial business combination.

GP-ACT III ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

(UNAUDITED)

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on May 8, 2024, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on May 13, 2024. The interim results for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future periods.

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

JUNE 30, 2024

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company has $571,765 and $1,208 in cash and no cash equivalents as of June 30, 2024 and December 31, 2023, respectively.

Marketable Securities Held in Trust Account

At June 30, 2024 and December 31, 2023, substantially all the assets held in the Trust Account amounting to $289,448,063 and $0 were invested in U.S. Treasury Securities. At June 30, 2024, the Company’s portfolio of investments held in the Trust Account was comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with ASC Topic 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying condensed balance sheets and adjusted for the amortization or accretion of premiums or discounts.

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

Class A Redeemable Share Classification

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Public Shares sold as part of the Units in the Initial Public Offering were issued with other freestanding instruments (i.e., Public Warrants) and as such, the initial carrying value of Public Shares classified as temporary equity are the allocated proceeds determined in accordance with ASC 470-20. The Company recognizes changes in redemption value immediately as it occurs and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, at June 30, 2024, Class A ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable shares are affected by charges against additional paid (to the extent available) in capital and accumulated deficit.

GP-ACT III ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

(UNAUDITED)

At June 30, 2024, the Class A ordinary shares subject to redemption reflected in the balance sheets are reconciled in the following table:

Gross Proceeds	$287,500,000
Less:
Proceeds allocated to Public Warrants	(2,443,750)
Class A ordinary shares issuance costs	(20,059,603)
Plus:
Remeasurement of carrying value to redemption value	24,451,416
Class A Ordinary Shares subject to possible redemption	$289,448,063

Net Income per Ordinary Share

Net income per share is computed by dividing net income by the weighted average number of ordinary shares outstanding for the period.

The Company’s statements of operations include a presentation of income per share for ordinary shares subject to possible redemption in a manner similar to the two-class method of income per share. Net income per ordinary share, basic and diluted, for Class A ordinary shares is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of Class A ordinary shares outstanding since original issuance. Net loss per share, basic and diluted, for Class A and Class B ordinary shares is calculated by dividing the net loss, adjusted for income attributable to Class A ordinary shares, by the weighted average number of Class A and Class B ordinary shares outstanding for the period. Class A and Class B ordinary shares include the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended June 30, 2024		For the Six Months Ended June 30, 2024
	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income	$1,225,578	$545,071	$923,641	$787,270

Denominator
Weighted-average shares outstanding	15,164,835	6,744,505	7,624,309	6,498,619
Basic and diluted net income per share	$0.08	$0.08	$0.12	$0.12

	For the Three Months Ended June 30, 2023		For the Six Months Ended June 30, 2023
	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net loss	$—	$(617)	$—	$(1,317)

Denominator
Weighted-average shares outstanding	—	6,250,000	—	6,250,000
Basic and diluted net income per share	$—	$(0.00)	$—	$(0.00)

GP-ACT III ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statement and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times may exceed the Federal Deposit Insurance Corporation coverage of $250,000. Any loss incurred or lack of access to uninsured funds could have a significant adverse impact on the Company's financial condition, results of operations and cash flow.

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

GP-ACT III ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

(UNAUDITED)

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

Warrant Instruments

The Company accounts for the Public and Private Warrants issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging.” Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned values.

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

GP-ACT III ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

(UNAUDITED)

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

The sale of the Founders Shares to the Company’s directors and director’s nominees by Sponsor HoldCo is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”).  Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 75,000 shares granted to the Company’s directors and director nominees was $130,500 or $1.74 per share. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of May 13, 2024, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founders Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares.

GP-ACT III ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

(UNAUDITED)

Promissory Notes — Related Parties

On November 29, 2020 (as amended on December 30, 2021, December 29, 2023, and May 13, 2024), the Company issued an unsecured promissory note to GPIC, LLC, the managing member of GPIAC II, LLC (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $700,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) the second anniversary of the consummation of the Initial Public Offering or (ii) the consummation of the Business Combination.

In addition, IDS III LLC, a co-sponsor, has agreed to loan the Company up to $400,000 under an unsecured promissory note, dated December 29, 2023 (as amended on May 13, 2024), to be used for a portion of the expenses of the Initial Public Offering. This loan is non-interest bearing, unsecured and is due at the earlier of (i) the second anniversary of the consummation of the Initial Public Offering or (ii) the consummation of the Business Combination.

In addition, Boxcar Partners Two, LLC, an affiliate of a co-sponsor, has agreed to loan the Company up to $125,000 under an unsecured promissory note, dated February 15, 2024 (as amended on May 13, 2024) to be used for a portion of the expenses of the Initial Public Offering. This loan is non-interest bearing, unsecured and is due at the earlier of (i) the second anniversary of the consummation of the Initial Public Offering or (ii) the consummation of the Business Combination.

As of June 30, 2024 and December 31, 2023, the total promissory notes outstanding were $400,000 and $628,182, respectively.

Administrative Services Agreement

The Company entered into an agreement, commencing on May 8, 2024 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of GPIAC II, LLC a total of up to $5,000 per month for office space and administrative and support services. For the three and six months ended June 30, 2024, the Company incurred $7,500 of fees for these services. There were no services and fees incurred for the period ended December 31, 2023.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, either of Sponsor HoldCo, the Co-sponsors, any of their respective affiliates or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans for each such person may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2024 and December 31, 2023, there are no Working Capital Loans outstanding.

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

JUNE 30, 2024

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

Deferred Legal Fees

As of June 30, 2024 and December 31, 2023, the Company had a total of $350,000 and $0, respectively, of deferred legal fees to be paid to the Company’s legal advisors upon consummation of the Business Combination, which is included in the accompanying balance sheets as of June 30, 2024.

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2024 and December 31, 2023, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At June 30, 2024, there were 28,750,000 Class A ordinary shares issued or outstanding, including 28,750,000 Class A shares subject to possible redemption. At December 31, 2023, there were no Class A ordinary shares issued or outstanding.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At June 30, 2024 and December 31, 2023, there were 7,187,500 Class B ordinary shares issued and outstanding.

GP-ACT III ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

(UNAUDITED)

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

GP-ACT III ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

(UNAUDITED)

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

The Private Placement Warrants are identical to the Public Warrants underlying the Units being sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable.

NOTE 8 — FAIR VALUE MEASUREMENT

The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with ASC Topic 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheets and adjusted for the amortization or accretion of premiums or discounts.

At June 30, 2024, assets held in the Trust Account were comprised of $71 in cash and $289,447,992 in U.S. Treasury securities. During the three and six months ended June 30, 2024, the Company did not withdraw any interest income from the Trust Account.

GP-ACT III ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

(UNAUDITED)

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2024 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The gross holding gains and fair value of held-to-maturity securities at June 30, 2024 are as follows:

	Held-To-Maturity	Level	Amortized Cost	Gross Holding Loss	Fair Value
June 30, 2024	U.S. Treasury Securities (Mature on 08/13/2024)	1	$289,448,090	$(98)	$289,447,992

The public warrants were valued using a Monte Carlo model. The public warrants have been classified within shareholders’ deficit and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the valuation of the public warrants:

May 13, 2024
Market price of public stock	$10.00
Term (years)	6.0
Risk-free rate	4.5%
Volatility	4.0%
Market pricing adjustment	20.0%

At issuance, the Founder Shares issued to the directors and director nominees were valued using a Monte Carlo model. The public warrants have been classified within shareholders’ deficit and will not require remeasurement after issuance. The following criteria presents the quantitative information regarding market assumptions used in the Founder Share valuations:

May 13, 2024
Market pricing adjustment	20.0%
Spot price	$10.00
Discount of lack of marketability (DLOM)	13.0%

NOTE 9 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheets date through the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from November 23, 2020 (inception) through June 30, 2024 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2024, we had a net income of $1,770,649, which consisted of interest earned on marketable securities held in the Trust Account of $1,948,063, partially offset by formation and operational costs of $177,414.

For the six months ended June 30, 2024, we had a net income of $1,710,911, which consisted of interest earned on marketable securities held in the Trust Account of $1,948,063, partially offset by formation and operational costs of $237,152.

For the three and six months ended June 30, 2023, we had net loss of $617 and $1,317, respectively, which consists of formation and operational costs.

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

For the six months ended June 30, 2024, cash used in operating activities was $496,525. Net income of $1,710,911 was affected by interest earned on marketable securities held in the Trust Account of $1,948,063. Changes in operating assets and liabilities used $259,373 of cash for operating activities.

For the six months ended June 30, 2023, cash used in operating activities was $317. Net loss of $1,317 was affected by changes in operating assets and liabilities used $1,000 of cash for operating activities.

As of June 30, 2024, we had marketable securities held in the Trust Account of $289,448,063 (including approximately $1,948,063 of interest income and net of unrealized losses) consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less permitted withdrawals and deferred underwriting discounts and commissions), to complete our initial Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2024, we had cash of $571,765. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination, and to pay for directors and officers liability insurance premiums.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Estimates

The preparation of condensed financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, actual results could materially differ from those estimates. As of June 30, 2024 and December 31, 2023, we did not have any critical accounting estimates to be disclosed.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

GP-ACT III ACQUISITION CORP.

Date: August 14, 2024	By:	/s/ Antonio Bonchristiano
	Name:	Antonio Bonchristiano
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2024	By:	/s/ Rodrigo Boscolo
	Name:	Rodrigo Boscolo
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)