Form 10-Q
period 2024-09-30
GP-Act III Acquisition Corp.
filed 2024-11-13
CIK 1834526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2024

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

As of November 13, 2024, there were 28,750,000 Class A ordinary shares, par value $0.0001 per share, and 7,187,500 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

GP-ACT III ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2024

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

GP-ACT III ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Current assets
Cash	$513,507	$1,208
Prepaid expenses	335,044	2,100
Total Current Assets	848,551	3,308
Deferred offering costs	—	526,930
Marketable securities in trust account	293,247,982	—
Total Assets	$294,096,533	$530,238
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$158,775	$—
Promissory note – related parties	400,000	628,182
Total Current Liabilities	558,775	628,182
Deferred legal fee	350,000	—
Deferred underwriting fee payable	13,687,500	—
Total Liabilities	14,596,275	628,182

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, 28,750,000 shares at redemption value of $10.20 per share at September 30, 2024	293,247,982	—

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of September 30, 2024	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued or outstanding (excluding 28,750,000 shares subject to possible redemption as of September 30, 2024)	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 7,187,500 shares issued and outstanding(1)	719	719
Additional paid-in capital	—	24,281
Accumulated deficit	(13,748,443)	(122,944)
Total Shareholders’ Deficit	(13,747,724)	(97,944)
Total Liabilities and Shareholders’ Deficit	$294,096,533	$530,238

(1)	Includes an aggregate of up to 937,500 Class B ordinary shares subject to forfeiture by the holders thereof depending on the extent to which the underwriter’s over-allotment option is exercised (see Note 5). On February 1, 2021, the Company effected a share surrender pursuant to which 4,312,500 Class B ordinary shares were canceled, resulting in an aggregate of 7,187,500 Class B ordinary shares outstanding. On December 17, 2021, the Company effected a share capitalization with respect to Class B ordinary shares of 2,395,834 shares, resulting in the GPIAC II, LLC (the “GP sponsor”), IDS III LLC (the “Act III sponsor” and prior to March 7, 2024, together with GP sponsor, the “Co-sponsors”) and the Company’s independent directors at the time holding an aggregate of 9,583,334 Class B ordinary shares. On December 29, 2023, the Company effected a share surrender pursuant to which 2,395,834 Class B ordinary shares were canceled, resulting in an aggregate of 7,187,500 Class B ordinary shares outstanding. All share and per-share amounts have been retroactively restated to reflect the share capitalizations (see Note 5). On May 13, 2024, as a result of the underwriter’s election to fully exercise its over-allotment option, the 937,500 shares are no longer subject to forfeiture.

The accompanying notes are an integral part of the unaudited condensed financial statements.

GP-ACT III ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
General and administrative expenses	$143,462	$616	$380,614	$1,933
Loss from operations	(143,462)	(616)	(380,614)	(1,933)

Other income:
Interest earned on marketable securities held in Trust Account	3,799,919	—	5,747,982	—
Total other income	3,799,919	—	5,747,982	—

Net income (loss)	$3,656,457	$(616)	$5,367,368	$(1,933)

Basic and diluted weighted average shares outstanding, Class A ordinary shares	28,750,000	—	14,794,708	—

Basic and diluted net income per share, Class A ordinary shares	$0.10	$—	$0.25	$—

Basic and diluted weighted average shares outstanding, Class B ordinary shares (1)	7,187,500	6,250,000	6,732,436	6,250,000

Basic and diluted net income per share, Class B ordinary shares	$0.10	$—	$0.25	$—

(1)	Excludes an aggregate of up to 937,500 Class B ordinary shares subject to forfeiture by the holders thereof depending on the extent to which the underwriter’s over-allotment option is exercised (see Note 5). On February 1, 2021, the Company effected a share surrender pursuant to which 4,312,500 Class B ordinary shares were canceled, resulting in an aggregate of 7,187,500 Class B ordinary shares outstanding. On December 17, 2021, the Company effected a share capitalization with respect to Class B ordinary shares of 2,395,834 shares, resulting in the GPIAC II, LLC (the “GP sponsor”), IDS III LLC (the “Act III sponsor” and prior to March 7, 2024, together with GP sponsor, the “Co-sponsors”) and the Company’s independent directors at the time holding an aggregate of 9,583,334 Class B ordinary shares. On December 29, 2023, the Company effected a share surrender pursuant to which 2,395,834 Class B ordinary shares were canceled, resulting in an aggregate of 7,187,500 Class B ordinary shares outstanding. All share and per-share amounts have been retroactively restated to reflect the share capitalizations (see Note 5). On May 13, 2024, as a result of the underwriter’s election to fully exercise its over-allotment option, the 937,500 shares are no longer subject to forfeiture.

The accompanying notes are an integral part of the unaudited condensed financial statements.

GP-ACT III ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024

	Class B		Additional
	Ordinary shares		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2024(1)	7,187,500	$719	$24,281	$(122,944)	$(97,944)
Net loss	—	—	—	(59,738)	(59,738)
Balance as of March 31, 2024	7,187,500	$719	$24,281	$(182,682)	$(157,682)
Accretion for Class A ordinary shares to redemption amount	—	—	(9,258,468)	(13,244,885)	(22,503,353)
Sale of 7,000,000 Private Placement Warrants	—	—	7,000,000	—	7,000,000
Fair value of Public Warrants at issuance	—	—	2,443,750	—	2,443,750
Allocated value of transaction costs	—	—	(209,563)	—	(209,563)
Accretion for Class A Ordinary shares to redemption amount			—	(1,948,063)	(1,948,063)
Net income	—	—	—	1,770,649	1,770,649
Balance as of June 30, 2024	7,187,500	$719	$—	$(13,604,981)	$(13,604,262)
Accretion for Class A Ordinary shares to redemption amount			—	(3,799,919)	(3,799,919)
Net income	—	—	—	3,656,457	3,656,457
Balance as of September 30, 2024	7,187,500	$719	$—	$(13,748,443)	$(13,747,724)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

	Class B		Additional
	Ordinary shares		Paid-In	Accumulated	Shareholders’
	Shares (1)	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2023	7,187,500	$719	$24,281	$(108,903)	$(83,903)
Net loss	—	—	—	(700)	(700)
Balance as of March 31, 2023	7,187,500	$719	$24,281	$(109,603)	$(84,603)
Net loss	—	—	—	(617)	(617)
Balance as of June 30, 2023	7,187,500	$719	$24,281	$(110,220)	$(85,220)
Net loss	—	—	—	(616)	(616)
Balance as of September 30, 2023	7,187,500	$719	$24,281	$(110,836)	$(85,836)

(1)	Includes an aggregate of up to 937,500 Class B ordinary shares subject to forfeiture by the holders thereof depending on the extent to which the underwriter’s over-allotment option is exercised (see Note 5). On February 1, 2021, the Company effected a share surrender pursuant to which 4,312,500 Class B ordinary shares were canceled, resulting in an aggregate of 7,187,500 Class B ordinary shares outstanding. On December 17, 2021, the Company effected a share capitalization with respect to Class B ordinary shares of 2,395,834 shares, resulting in the GPIAC II, LLC (the “GP sponsor”), IDS III LLC (the “Act III sponsor” and prior to March 7, 2024, together with GP sponsor, the “Co-sponsors”) and the Company’s independent directors at the time holding an aggregate of 9,583,334 Class B ordinary shares. On December 29, 2023, the Company effected a share surrender pursuant to which 2,395,834 Class B ordinary shares were canceled, resulting in an aggregate of 7,187,500 Class B ordinary shares outstanding. All share and per-share amounts have been retroactively restated to reflect the share capitalizations (see Note 5). On May 13, 2024, as a result of the underwriter’s election to fully exercise its over-allotment option, the 937,500 shares are no longer subject to forfeiture.

The accompanying notes are an integral part of the unaudited condensed financial statements.

GP-ACT III ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the nine months ended
	September 30,	September 30,
	2024	2023
Cash Flows from Operating Activities:
Net income (loss)	$5,367,368	$(1,933)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(5,747,982)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(332,944)	1,500
Accrued expenses	158,775
Net cash used in operating activities	(554,783)	(433)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(287,500,000)	—
Net cash used in investing activities	(287,500,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	282,500,000	—
Proceeds from sale of Private Placements Warrants	7,000,000	—
Proceeds from promissory note - related party	200,000	—
Repayment of promissory note - related party	(428,182)	—
Payment of offering costs	(704,736)	—
Net cash provided by financing activities	288,567,082	—

Net Change in Cash	512,299	(433)
Cash – beginning of the period	1,208	1,758
Cash – end of the period	$513,507	$1,325
Non-cash investing and financing activities:
Deferred underwriting fee payable	$13,687,500	$—
Deferred legal fees	$350,000	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

GP-ACT III ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

As of September 30, 2024, the Company had not commenced any operations. All activity for the period from November 23, 2020 (inception) through September 30, 2024 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on May 8, 2024. On May 13, 2024, the Company consummated the Initial Public Offering of 28,750,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), which includes the full exercise by the underwriter of its over-allotment option in the amount of 3,750,000, at $10.00 per Unit, generating gross proceeds of $287,500,000, which is discussed in Note 3. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 7,000,000 private placement warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant to GP-Act III Sponsor LLC (“Sponsor Hold Co”) and Cantor Fitzgerald & Co. (“Cantor”), see Note 4.

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

SEPTEMBER 30, 2024

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

If the Company seeks shareholder approval in connection with a Business Combination, it receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the shareholders who vote at a general meeting of the Company. If a shareholder vote is not required under applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, Sponsor Hold Co has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased in or after the Initial Public Offering in favor of approving a Business Combination and to waive its redemption rights with respect to any such shares in connection with a shareholder vote to approve a Business Combination. Additionally, each public shareholder may elect to redeem its Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination.

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

Sponsor Hold Co has agreed (a) to waive its redemption rights with respect to any Founder Shares and Public Shares held by it in connection with the completion of a Business Combination and (b) not to propose an amendment to the Amended and Restated Memorandum and Articles of Association (i) to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or (ii) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, unless the Company provides the public shareholders with the opportunity to redeem their Public Shares in conjunction with any such amendment and (iii) to waive its rights to liquidating distributions from the Trust Account with respect to the Founder Shares if the Company fails to complete a Business Combination.

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

GP-ACT III ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(UNAUDITED)

Sponsor Hold Co has agreed to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if Sponsor Hold Co acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriter has agreed to waive its rights to its deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

Sponsor Hold Co has agreed that it will be liable to the Company, if and to the extent any claims by a third party for services rendered or products sold to the Company, or by a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (1) $10.00 per Public Share or (2) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account nor will it apply to any claims under the Company’s indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, Sponsor Hold Co will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that Sponsor Hold Co will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent auditors), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

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

SEPTEMBER 30, 2024

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on May 8, 2024, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on May 13, 2024. The interim results for the three and nine months ended September 30, 2024, are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future periods.

The accompanying unaudited condensed financial statement are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

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

SEPTEMBER 30, 2024

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company has $513,507 and $1,208 in cash and no cash equivalents as of September 30, 2024 and December 31, 2023, respectively.

Marketable Securities Held in Trust Account

At September 30, 2024 and December 31, 2023, substantially all the assets held in the Trust Account amounting to $293,247,982 and $0 were invested in U.S. Treasury Securities. At September 30, 2024, the Company’s portfolio of investments held in the Trust Account was comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with ASC Topic 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying condensed balance sheets and adjusted for the amortization or accretion of premiums or discounts.

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

Class A Redeemable Share Classification

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Public Shares sold as part of the Units in the Initial Public Offering were issued with other freestanding instruments (i.e., Public Warrants) and as such, the initial carrying value of Public Shares classified as temporary equity are the allocated proceeds determined in accordance with ASC 470-20. The Company recognizes changes in redemption value immediately as it occurs and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, at September 30, 2024, Class A ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable shares are affected by charges against additional paid (to the extent available) in capital and accumulated deficit.

GP-ACT III ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(UNAUDITED)

At September 30, 2024, the Class A ordinary shares subject to redemption reflected in the balance sheets are reconciled in the following table:

Gross Proceeds	$287,500,000
Less:
Proceeds allocated to Public Warrants	(2,443,750)
Class A ordinary shares issuance costs	(20,059,603)
Plus:
Remeasurement of carrying value to redemption value	24,451,416
Class A Ordinary Shares subject to possible redemption June 30, 2024 (unaudited)	$289,448,063
Plus:
Accretion for Class A Ordinary Shares subject to possible redemption	3,799,919
Class A Ordinary Shares subject to possible redemption September 30, 2024 (unaudited)	$293,247,982

Net Income per Ordinary Share

Net income per share is computed by dividing net income by the weighted average number of ordinary shares outstanding for the period.

The Company complies with accounting and disclosure requirements of the Financial Accounting Standards Board ASC Topic 260, “Earnings Per Share.” Net income per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. Basic and diluted net income (loss) per ordinary share for Class A ordinary shares and Class B ordinary shares is calculated by dividing net income attributable to the Company by the weighted average number of Class A ordinary shares and Class B ordinary shares outstanding, allocated proportionally to each class of ordinary shares. This presentation assumes a Business Combination as the most likely outcome. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended September 30, 2024		For the Nine Months Ended September 30, 2024
	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income	$2,925,166	$731,291	$3,688,768	$1,678,600

Denominator
Weighted-average shares outstanding	28,750,000	7,187,500	14,794,708	6,732,436
Basic and diluted net income per share	$0.10	$0.10	$0.25	$0.25

	For the Three Months Ended September 30, 2023		For the Nine Months Ended September 30, 2023
	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net loss	$—	$(616)	$—	$(1,933)

Denominator
Weighted-average shares outstanding	—	6,250,000	—	6,250,000
Basic and diluted net income per share	$—	$—	$—	$—

GP-ACT III ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statement and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits, and no amounts accrued for interest and penalties as of September 30, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times may exceed the Federal Deposit Insurance Corporation coverage of $250,000. Any loss incurred or lack of access to uninsured funds could have a significant adverse impact on the Company’s financial condition, results of operations and cash flow.

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

SEPTEMBER 30, 2024

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

Recently Issued Accounting Standards

In March 2024, the FASB issued ASU 2024-01, “Compensation- Stock Compensation (Topic 718): Scope Application of Profit Interest and Similar Awards” (“ASU 2024-01”). This ASU provides clarification on when profit interest awards should be accounted for similar to a cash bonus or profit-sharing arrangement in accordance with ASC 710 or as a share-based payment arrangement in accordance with ASC 718. The FASB issued this ASU to address diversity in the practice of accounting for profit interest awards. Management does not believe the adoption of ASU 2024-01 will have a material impact on the accompanying unaudited condensed financial statements and disclosures.

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

NOTE 4 — PRIVATE PLACEMENT

On March 7, 2024, the Co-sponsors formed Sponsor Hold Co, through which the Co-sponsors (i) hold their respective founder shares (as defined below) and (ii) purchased Private Placement Warrants.

The Co-Sponsor, GPIAC II, LLC, purchased, through Sponsor Hold Co, an aggregate of 237,500 Private Placement Warrants at a price of $1.00 per warrant ($237,500 in the aggregate) in a private placement that closed simultaneously with the closing of the Initial Public Offering. The Co-Sponsor, IDS III LLC, purchased, through Sponsor Hold Co, an aggregate of 118,750 Private Placement Warrants at a price of $1.00 per warrant ($118,750 in the aggregate) in a private placement that closed simultaneously with the Initial Public Offering. The Co-Sponsor, Boxcar Partners III, LLC, purchased, through Sponsor Hold Co, an aggregate of 118,750 private placement warrants at a price of $1.00 per warrant ($118,750 in the aggregate) in a private placement closed simultaneously with the closing of the Initial Public Offering. Cantor purchased an aggregate of 2,500,000 Private Placement warrants at a price of $1.00 per warrant ($2,500,000 in the aggregate) in a private placement that closed simultaneously with the closing of the Initial Public Offering. The non-managing Hold Co investors purchased, indirectly through the purchase of non-managing Sponsor Hold Co membership interests, 4,025,000 Private Placement Warrants at a price of $1.00 per warrant in a private placement that closed simultaneously with the closing of the Initial Public Offering.

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

GP-ACT III ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(UNAUDITED)

NOTE 5 — RELATED PARTY TRANSACTIONS

Founder Shares

On November 29, 2020, GP sponsor paid $25,000 to cover certain offering and formation costs of the Company in consideration for 11,500,000 Class B ordinary shares (the “Founder Shares”) issued to GP sponsor. On February 1, 2021, the Company effected a share surrender pursuant to which 4,312,500 Founder Shares were cancelled for no consideration, resulting in an aggregate of 7,187,500 Founder Shares outstanding. All share and per-share amounts have been retroactively restated to reflect the share surrender. On March 22, 2021, GP sponsor transferred 25,000 Founder Shares to each of the four independent directors then serving in such role (an aggregate of 100,000 founder shares) at their original purchase price, which shares were subsequently surrendered by these former directors on December 29, 2023, in connection with the resignation of those independent directors. On March 22, 2021, GP sponsor transferred 3,543,750 Founder Shares to Act III sponsor at their original purchase price. On December 17, 2021, the Company effected a share capitalization with respect to the Class B ordinary shares of 2,395,834 shares thereof, resulting in the Co-sponsors and the Company’s independent directors at the time holding an aggregate of 9,583,334 Founder Shares. On December 29, 2023, the Company effected a share surrender pursuant to which 2,395,834 Class B ordinary shares were canceled, resulting in an aggregate of 7,187,500 Class B ordinary shares outstanding. The Founder Shares included an aggregate of up to 937,500 shares subject to forfeiture by the holders thereof depending on the extent to which the underwriter’s over-allotment option is exercised, so that the number of Founder Shares will collectively represent 20% of the Company’s issued and outstanding shares upon the completion of the Initial Public Offering. On May 13, 2024, as a result of the underwriter’s election to fully exercise its over-allotment option, the 937,500 shares are no longer subject to forfeiture.

Sponsor Hold Co has agreed, subject to limited exceptions, not to transfer, assign or sell any of its Founder Shares until the earlier to occur of: (A) one year after the completion of a Business Combination; and (B) subsequent to a Business Combination, (x) if the last reported sale price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, amalgamation, share exchange, reorganization or other similar transaction that results in all of the Company’s shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property.

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

The sale of the Founders Shares to the Company’s directors and director’s nominees by Sponsor Hold Co is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”).  Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 75,000 shares granted to the Company’s directors and director nominees was $130,500 or $1.74 per share. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of May 13, 2024, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founders Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares.

GP-ACT III ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

As of September 30, 2024, and December 31, 2023, the total promissory notes outstanding were $400,000 and $628,182, respectively.

Administrative Services Agreement

The Company entered into an agreement, commencing on May 8, 2024, through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of GPIAC II, LLC a total of up to $5,000 per month for office space and administrative and support services. For the three and nine months ended September 30, 2024, the Company incurred $22,500 of fees for these services. There were no services and fees incurred for the period ended December 31, 2023.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, either of Sponsor Hold Co, the Co-sponsors, any of their respective affiliates or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans for each such person may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2024 and December 31, 2023, there are no Working Capital Loans outstanding.

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

SEPTEMBER 30, 2024

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

Deferred Legal Fees

As of September 30, 2024 and December 31, 2023, the Company had a total of $350,000 and $0, respectively, of deferred legal fees to be paid to the Company’s legal advisors upon consummation of the Business Combination, which is included in the accompanying balance sheet as of September 30, 2024.

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2024 and December 31, 2023, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At September 30, 2024, there were 28,750,000 Class A ordinary shares issued or outstanding, including 28,750,000 Class A shares subject to possible redemption. At December 31, 2023, there were no Class A ordinary shares issued or outstanding.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At September 30, 2024 and December 31, 2023, there were 7,187,500 Class B ordinary shares issued and outstanding.

GP-ACT III ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

SEPTEMBER 30, 2024

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

In addition, if (x) the Company issues additional ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of its Initial Business Combination at an issue price or effective issue price of less than $9.20 per ordinary share (with such issue price or effective issue price to be determined in good faith by its board of directors and, in the case of any such issuance to either of Sponsor Hold Co or its affiliates, without taking into account any Founder Shares held by Sponsor Hold Co or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of its Initial Business Combination on the date of the completion of its Initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial business combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the public warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

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

At September 30, 2024, assets held in the Trust Account were comprised of $2,816 in cash and $293,334,573 in U.S. Treasury securities. During the three and nine months ended September 30, 2024, the Company did not withdraw any interest income from the Trust Account.

GP-ACT III ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(UNAUDITED)

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2024 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The gross holding gains and fair value of held-to-maturity securities at September 30, 2024 are as follows:

	Held-To-Maturity	Level	Amortized Cost	Gross Holding Loss	Fair Value
September 30, 2024	U.S. Treasury Securities (Mature on 10/17/2024)	1	$293,245,166	$89,408	$293,334,573

The public warrants were valued using a Monte Carlo model. The public warrants have been classified within shareholders’ deficit and will not require remeasurement after issuance. At May 13, 2024, $2,443,750 of public warrants were recorded in equity. The following table presents the quantitative information regarding market assumptions used in the valuation of the public warrants:

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this Quarterly Report on Form 10-Q (the “Quarterly Report”) to “we,” “us” or the “Company” refer to GP-Act III Acquisition Corp (formerly known as GP Investments Acquisition Corp. II). References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to GP-Act III Sponsor LLC (“Sponsor Hold Co”. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from November 23, 2020 (inception) through September 30, 2024 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2024, we had a net income of $3,656,457, which consisted of interest earned on marketable securities held in the Trust Account of $3,799,919 , partially offset by formation and operational costs of $143,462.

For the nine months ended September 30, 2024, we had a net income of $5,367,368, which consisted of interest earned on marketable securities held in the Trust Account of $5,747,982 , partially offset by formation and operational costs of $380,614.

For the three and nine months ended September 30, 2023, we had net loss of $616 and $1,933, respectively, which consists of formation and operational costs.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of shares of Class B ordinary shares, par value $0.0001 per share, by the Sponsor and loans from the Sponsor.

Subsequent to the quarterly period covered by this Quarterly Report, on May 13, 2024, we consummated the Initial Public Offering of 28,750,000 units, which includes the full exercise by the underwriter of its over-allotment option in the amount of 3,750,000 Units, at $10.00 per Unit, generating gross proceeds of $287,500,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 7,000,000 Private Placement Warrants to the Sponsor Hold Co and to Cantor Fitzgerald & Co. (“Cantor”) at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $7,000,000.

Following the Initial Public Offering and the private placement, a total of $287,500,000 ($10.00 per Unit) was placed in the Trust Account. We incurred transaction costs of $20,269,166 consisting of $5,000,000 of cash underwriting fee, $13,687,500 of deferred underwriting fee (see additional discussion in Note 6 of the financial statements), and $1,581,666 of other offering costs.

For the nine months ended September 30, 2024, cash used in operating activities was $554,783. Net income of $5,367,368 was affected by interest earned on marketable securities held in the Trust Account of $5,747,982. Changes in operating assets and liabilities used $174,169 of cash for operating activities.

For the nine months ended September 30, 2023, cash used in operating activities was $433. Net loss of $1,933 was affected by changes in operating assets and liabilities used $1,500 of cash for operating activities.

As of September 30, 2024, we had marketable securities held in the Trust Account of $293,247,982 (including approximately $5,747,982 of interest income and net of unrealized losses) consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less permitted withdrawals and deferred underwriting discounts and commissions), to complete our initial Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2024, we had cash of $513,507. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination, and to pay for directors and officers liability insurance premiums.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Estimates

The preparation of condensed financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, actual results could materially differ from those estimates. As of September 30, 2024 and December 31, 2023, we did not have any critical accounting estimates to be disclosed.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Simultaneously with the closing of the Initial Public Offering, the Sponsor Hold Co and Cantor purchased an aggregate of 7,000,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant in a private placement. Each Private Placement Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per shares, subject to adjustments.

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

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Link base Document
101.DEF*	XBRL Taxonomy Extension Definition Link base Document
101.LAB*	XBRL Taxonomy Extension Labels Link base Document
101.PRE*	XBRL Taxonomy Extension Presentation Link base Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GP-ACT III ACQUISITION CORP.

Date: November 13, 2024	By:	/s/ Antonio Bonchristiano
	Name:	Antonio Bonchristiano
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2024	By:	/s/ Rodrigo Boscolo
	Name:	Rodrigo Boscolo
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)