Form 10-K
period 2024-12-31
GP-Act III Acquisition Corp.
filed 2025-03-28
CIK 1834526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024
Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
To

Commission file No. 001-42046

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

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒ No ☐

The registrant’s Class A ordinary shares were not independently listed on any exchange as of the last business day of the second fiscal quarter of 2024. The registrant’s Units begin trading on The Nasdaq Stock Market LLC on May 9, 2024 and the registrant’s Class A ordinary shares and public warrants began trading on The Nasdaq Stock Market LLC on July 1, 2024. The aggregate market value of the outstanding Units, other than Units held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the Units on June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, as reported on The Nasdaq Stock Market LLC was $288,362,500.

As of March 28, 2025, there were 28,750,000 Class A ordinary shares, par value $0.0001 per share, and 7,187,500 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

GP-ACT III ACQUISITION CORP.
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2024
TABLE OF CONTENTS

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTOR SUMMARY

This Annual Report on Form 10-K contains statements that are forward-looking and as such are not historical facts. This includes, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations. These statements constitute projections, forecasts and forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements contained in this Annual Report on Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following risks, uncertainties and other factors:

●	our being a company with no operating history and no operating revenues;

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our initial business combination (as defined below), which is impacted by various factors;

●	our ability to recognize the anticipated benefits of an anticipated initial business combination, which may not be realized fully, if at all, or may take longer to realize than expected;

●	our expectations around the performance of a prospective target business or businesses or of markets or industries;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our directors and officers allocating their time to other businesses and potentially having conflicts of interest with or otherwise conflicting contractual obligations in connection with our business or in approving or consummating our initial business combination;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	global geopolitical conditions resulting from, including, among other factors, the policies and positions (real or perceived) of the Trump administration in the United States, developments regarding the Russia-Ukraine conflict and escalations of tensions in the Middle East;

●	the ability of our directors and officers to generate potential business combination opportunities;

●	the potential liquidity and trading of our public securities;

●	the lack of a market for our securities;

●	changes in government laws and regulations, including laws governing intellectual property, and the enforcement thereof affecting the Company’s business;

●	the use of proceeds not held in the Trust Account (as defined below) or available to us from interest income on the Trust Account balance;

●	the Trust Account being subject to claims of third parties;

●	our ability to maintain compliance with the continued listing requirements of the Nasdaq Stock Market (“Nasdaq”);

●	our financial performance; and

●	the other risks and uncertainties discussed in “Item 1A. Risk Factors,” elsewhere in this Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission (the “SEC”).

Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

ii

PART I.

Unless otherwise stated or the context requires otherwise, references in this Annual Report on Form 10-K (this “Annual Report”) to:

●	“ACT III sponsor” are to IDS III LLC, a Delaware limited liability company;

●	“Boxcar sponsor” are to Boxcar Partners III, LLC, a Delaware limited liability company;

●	“Companies Act” are to the Companies Act (As Revised) of the Cayman Islands as the same may be amended from time to time;

●	co-sponsors are (i) prior to March 7, 2024, to GP sponsor and Act III sponsor, collectively, and (ii) following March 7, 2024 (including following the consummation of our Initial Public Offering), to GP sponsor, Act III sponsor and Boxcar sponsor, collectively;

●	“founder shares” are to our Class B ordinary shares initially purchased by GP sponsor, our co-sponsor, in a private placement prior to this offering, a portion of which were subsequently transferred to our co-sponsor, Act III sponsor, and subsequently thereto transferred to Sponsor HoldCo and our three independent directors, as well as our Class A ordinary shares that will be issued upon conversion thereof as provided herein;

●	“GP sponsor” are to GPIAC II, LLC, a Cayman Islands limited liability company, which is an affiliate of GP Investments;

●	“GP Investments” refers to GP Investments, Ltd., an exempted company limited by shares incorporated and organized under the laws of Bermuda;

●	“initial shareholders” are to Sponsor HoldCo and the three independent directors that held our founder shares prior to our initial public offering;

●	“management” or our “management team” refer to our officers and directors;

●	“ordinary shares” are to our Class A ordinary shares and our Class B ordinary shares;

●	“private placement warrants” are to the warrants issued to Sponsor HoldCo and Cantor in private placements simultaneously with the closing of our Initial Public Offering;

●	“public shareholders” are to the holders of our public shares, including Sponsor HoldCo, our co-sponsors, any non-managing HoldCo investors, directors and officers to the extent such persons purchase public shares, provided their status as a “public shareholder” shall only exist with respect to such public shares;

●	“public warrants” are to our warrants sold as part of the Units in this offering (whether they are purchased in this offering or thereafter in the open market);

●	“Sponsor HoldCo” are to GP-Act III Sponsor LLC, a Cayman Islands limited liability company, formed by our co-sponsors on March 7, 2024, which directly holds (i) all of the founder shares (other than the founder shares held by our three independent directors) and (ii) upon consummation of the warrant private placement that closed simultaneously with our Initial Public Offering, 4,500,000 private placement warrants;

●	“warrants” are, collectively, to the public warrants and the private placement warrants;

●	“warrant agreement” are, together, to our warrant agreement governing the warrants and private placement warrants;

●	“we,” “us,” “our” or the “Company” are to GP-Act III Acquisition Corp., a blank check company incorporated as a Cayman Islands exempted company; and

●	“$,” “US$” and “U.S. dollar” each refer to the United States dollar.

Item 1. Business.

Overview

We are a blank check company incorporated on November 23, 2020, as a Cayman Islands exempted company, for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. Our efforts to identify a prospective initial business combination target will not be limited to a particular industry, sector or geographic region. While we may pursue an initial business combination opportunity in any industry or sector, we intend to capitalize on the ability of our management team to identify, acquire and operate a business or businesses that can benefit from our management team’s established global relationships, sector expertise and active management and operating experience.

Our management team and our co-sponsors have a track record of guiding numerous companies through initial public offering processes, including delivering business and governance changes in preparation for accessing the equity markets.

Our co-sponsor, GPIAC II, LLC (which we refer to as GP Sponsor throughout this Annual Report) is a wholly-owned subsidiary of GP Investments, a leading private equity and alternative investment firm with over 30 years of history assisting companies to develop, grow and build long lasting capabilities through operational and governance improvements. Our co-sponsor, IDS III LLC (which we refer to as Act III sponsor throughout this Annual Report), is led by Mr. Irwin Simon. Mr. Simon brings a wealth of experience in leading and scaling multi-billion-dollar companies in multiple sectors. Our co-sponsor, Boxcar Partners III, LLC (which we refer to as Boxcar sponsor throughout this Annual Report), is led by Mr. Steven Spinner. Mr. Spinner brings a wealth of experience in leading and scaling multi-billion-dollar companies in multiple sectors.

On March 7, 2024, our co-sponsors formed GP-Act III Sponsor LLC, a Cayman Islands limited liability company, through which our co-sponsors (i) hold their respective founder shares (as defined below) and (ii) purchased private placement warrants, as further described below.

Initial Public Offering and Private Placement

Our registration statement for our initial public offering (the “Initial Public Offering”) was declared effective on May 8, 2024. On May 13, 2024, we consummated our Initial Public Offering of 28,750,000 units (the “Units” and, with respect to the Class A ordinary shares included as part of the Units offered in our Initial Public Offering, the “Public Shares”), including the issuance of 3,750,000 Units as a result of the full exercise by the underwriter of its over-allotment option. Each Unit consists of one Class A ordinary share of the Company, par value $0.0001 per share, and one-half of one redeemable warrant of the Company. Each whole warrant entitles the holder thereof to purchase one class A ordinary share for $11.50 per share, subject to certain adjustments. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $287,500,000.

Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 7,000,000 private placement warrants at a price of $1.00 per Private Placement Warrant to Sponsor HoldCo and Cantor Fitzgerald & Co. (“Cantor”) generating aggregate gross proceeds to the Company of $7,000,000.

Certain institutional investors (none of which are affiliated with any member of our management, our co-sponsors or any other investor), which we refer to as the “non-managing HoldCo investors” throughout this Annual Report, purchased, indirectly through the purchase of non-managing Sponsor HoldCo membership interests, an aggregate of 4,025,000 private placement warrants at a price of $1.00 per warrant ($4,025,000 in the aggregate) in the private placement that closed simultaneously with the Initial Public Offering. In addition, Sponsor HoldCo issued membership interests at a nominal purchase price to the non-managing HoldCo investors reflecting interests in an aggregate of 3,220,000 founder shares held by Sponsor HoldCo.

In connection with the Initial Public Offering, we incurred offering costs of approximately $20,269,166 (including deferred underwriting commissions of approximately $13,687,500 million). Other incurred offering costs consisted principally of preparation fees related to the Initial Public Offering. After deducting the underwriting discounts and commissions (excluding the deferred portion, which amount will be payable upon consummation of the initial business combination, if consummated) and the Initial Public Offering expenses, $287,500,000 of the net proceeds from our Initial Public Offering and certain of the proceeds from the private placement of the private placement warrants (or $10.00 per Unit sold in the Initial Public Offering) was placed in a U.S.-based trust account at J.P. Morgan Chase Bank, N.A., maintained by Continental Stock Transfer & Trust Company, acting as trustee (the “Trust Account”) and will be invested or held either (i) in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting certain conditions of Rule 2a-7 of the Investment Company Act, (ii) as uninvested cash, or (iii) an interest bearing bank demand deposit account or other accounts at a bank, as determined by us, until the earlier of: (A) the completion of a business combination and (B) the distribution of the funds in the Trust Account to our shareholders, as described below. No later than 24 months after the closing of the Initial Public Offering, the amounts held in the Trust Account will be held as cash or cash items, including in demand deposit accounts.

Our management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the private placement warrants, although substantially all of the net proceeds are intended to be applied generally toward completing an initial business combination. We must complete its initial business combination with one or more target businesses that together have a fair market value equal to at least 80% of the net assets held in the Trust Account (excluding any deferred underwriting commissions held in the Trust Account) at the time of the agreement to enter into an initial business combination. We will only complete an initial business combination if the post-business combination company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that we will be able to successfully effect an initial business combination.

We intend to effectuate our initial business combination using cash from the proceeds of the Initial Public Offering, the sale of the private placement warrants, our shares, debt or a combination of these as the consideration to be paid in our initial business combination.  We have generated no revenues to date and we do not expect that we will generate operating revenues at the earliest until we consummate our initial business combination. Our entire activity since inception through December 31, 2024 related to our formation, the preparation for the Initial Public Offering, and following the closing of the Initial Public Offering, the search for a prospective initial business combination. Based on our business activities, we are a “shell company” as defined under the Exchange Act of 1934, as amended (the “Exchange Act”), because we have no operations and nominal assets consisting almost entirely of cash.

We will provide our shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a business combination either (i) in connection with a general meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether we will seek shareholder approval of a business combination or conduct a tender offer will be made by us. The shareholders will be entitled to redeem their shares for a pro rata portion of the amount held in the Trust Account (initially $10.00 per share), calculated as of two business days prior to the completion of a business combination, including any pro rata interest earned on the funds held in the Trust Account and not previously released to us to pay its tax obligations. There will be no redemption rights upon the completion of a business combination with respect to our warrants. The Class A ordinary shares were recorded at redemption value and classified as temporary equity at the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

We will have 24 months from the closing of the Initial Public Offering to complete a business combination. If we are unable to complete a business combination within 24 months from the closing of our Initial Public Offering, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than 10 business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (less up to $100,000 of interest to pay dissolution expenses and net of taxes payable), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to its obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

Effecting a Business Combination

Market Opportunity and Business Strategy

While we may pursue an initial business combination opportunity in any industry or sector (subject to certain limitations), we intend to focus on high potential businesses based in the United States with an enterprise valuation between $1.0 billion and $5.0 billion. To the extent the purchase price for any acquisition to be paid in cash exceeds the net proceeds available to us, we may issue debt or equity to consummate the acquisition. Such additional financing may come in the form of bank financings or preferred equity, common equity or debt offerings or a combination of the foregoing.

Our goal is to acquire a target business that understands and embraces the trends and themes within its industry. We will seek to support a company that has a strong demand for its products or services and operates in market verticals and/or geographies with limited competition or a company that is demonstrably ahead of its competition based on factors such as deploying differentiated technology, business model or brand. We will seek to effectively employ our management team’s industry skills and experience as well as their extensive personal network to add substantial value to any acquired company. We believe our management team possesses the following skills and experience necessary to unlock to potential of the market opportunities discussed above:

●	Expertise in growing successful companies: Our management team has a track record of analyzing, investing in and managing companies across several sectors, including consumer, retail, business services, industrial, and technology. We believe we can identify disruptive business models and leverage our differentiated industry relationships and experiences to scale these businesses on a global scale. We believe the longstanding relationships of our management team with proven industry executives and investors give us a competitive advantage in recruiting and retaining premium talent within the industry.

●	Ability to complement and support strong executive teams: Members of our management team have served on as chief executive officers and chief financial officers of various businesses, as well as having served on the Boards of Directors of private and public companies across sectors. They have played a critical role in identifying and overseeing numerous acquisitions and have a demonstrated track record of successfully completing investments and leading business transformations. We believe they can effectively work with strong management teams in target companies to provide significant competitive insight and drive value to shareholders.

●	Strong structuring and capital markets knowledge: Our management team has extensive experience evaluating structures and completing successful merger and acquisition transactions. Every member of the management team has participated in several diverse and complex transaction structures, minimizing risk, optimizing funding structure and improving the fundamentals of the deal to ensure a successful business moving forward. In addition, our management team and co-sponsors also have experience in founding special purpose acquisition companies and successfully completing initial business combinations.

●	Differentiated sourcing capabilities and industry access: Our management team, with their extensive operating and transaction experience, has built a broad network of global contacts and corporate relationships, significantly enhancing our potential for sourcing and accessing potential business combinations. We believe this network, enriched by our team’s involvement in various business transactions, board memberships, and relationships with key industry players, ensures a robust flow of unique acquisition opportunities. Beyond traditional network-based strategies, we are also leveraging advanced, sector-agnostic technology solutions for pipeline enrichment and in-depth analysis. These tools enable us to proactively identify high-potential investment targets and analyze digital metrics to gauge brand sentiment and market trends, positioning us effectively to capitalize on diverse and strategic acquisition opportunities.

●	Maximizing the value of becoming a publicly traded entity: As a public entity, we believe we offer a wide range of advantages to stakeholders. These include but are not limited to: working with management and shareholders who aspire to have their company become a public entity and generate substantial growth and opportunity for shareholder value creation; transitioning from a private to a public entity may include broader access to debt and equity providers; provision of liquidity for employees and potential acquisitions and other strategic transactions; and expansion of branding in the marketplace. Our management team and our co-sponsors have a track record of guiding numerous companies through initial public offering processes, including delivering business and governance changes in preparation for accessing the equity markets. Examples include Grupo SBF, Estácio, Hypermarcas, Submarino, ALL, Tempo Assist and Wiz Soluções, which are among the many equity capital markets transactions executed by GP Investments.

Business Combination Criteria

Consistent with our business strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. We will use these criteria and guidelines in evaluating business combination opportunities, but we may decide to enter into our initial business combination with a target business that does not meet these criteria and guidelines. While we intend to utilize these criteria in evaluating initial business combination opportunities, we expect that no individual criterion will entirely determine a decision to pursue a particular opportunity.

●	$1B to $5B Target size: We intend to target companies whose enterprise valuation is between $1.0 billion and $5.0 billion, determined in the sole discretion of our management team according to reasonable accepted valuation standards and methodologies. Companies of this size tend to have a well-developed business and opportunities for accelerated growth. We believe companies of this size offer the potential for long-term shareholder return and long-term risk-adjusted return potential.

●	Promising growth trajectory: We intend to seek companies in industries that we believe are on a promising growth path, driven by a sustainable competitive advantage and benefit from positive secular trends, with opportunities for acceleration through a partnership with us. We expect to target companies that have experienced significant organic growth, and that we believe are well-positioned to capture additional market share in their market segment.

●	Differentiated and disruptive qualities: We intend to target companies that offer differentiated products and/or services with an orientation towards companies that possess a scalable platform or are a dominant player or disruptor in their market segment. We believe that disruptive and innovative companies that create a product or service that displaces existing market trends or norms are better positioned for long-term sustainable success.

●	Strong market position with a sustainable competitive advantage: We intend to focus on innovative companies that are disruptors in their sectors, but also demonstrate strong business fundamentals and a sustainable competitive advantage in the markets in which they operate. We believe that such characteristics may be provided by recognized brands, proprietary technology, strong customer and distributor relationships, advantageous cost structures, among other factors. We intend to evaluate targets based on supply and demand, competitive dynamics, barriers to entry and threat of substitutes, among other factors.

●	Reputation and market acceptance: We intend to seek companies that we believe have a sizeable market share in their segment and the opportunity to achieve market leadership. We believe these criteria will provide defensive market share and leverage our ability grow faster than the broader industry.

●	Proven management team track record and strength: We intend to seek companies with proven and accomplished management teams that are eager to work together with and benefit from our management team’s expertise. We intend to devote significant resources to analyzing and reaching alignment among a target’s management and its stakeholders to ensure that the target business is aligned with our values and investment philosophy.

●	Opportunity for operational improvement: We believe that a key driver of value creation will be the accurate identification of areas to strengthen operations and enhance execution, and we intend to identify candidates that will benefit from our knowledge, capabilities and expertise. Therefore, we intend to seek companies that may be at an inflection point, such as requiring additional management expertise or additional capital in order to improve financial performance or scale. We believe that there are often opportunities to scale-up tech-enabled companies by providing well-organized infrastructure that matches consumer demand requirements and functions in lockstep with the front-end of the business.

●	Ability to scale and enhance growth through acquisitions and strategic transactions: We intend to seek companies that have enhanced potential to achieve significant scale, both organically and potentially through acquisitions or other strategic transactions. Therefore, we will seek a target that can serve as a platform to accelerate growth and potentially execute additional accretive acquisitions with the potential to significantly enhance shareholder value. We intend to seek management teams with the interest and ability to execute on such vision.

●	Operational maturity: We generally intend to seek companies that have the requisite compliance, financial controls and reporting processes in place and that we believe are ready for the regulatory requirements of a public entity. Therefore, we intend to focus on companies that are already audited by independent accountants and have an appropriate corporate structure.

●	Benefit from being public: We will focus on acquiring a company that has a readily understandable public market story including a clear business strategy, a compelling economic model and an attractive long-term growth story. We intend to work with management and stakeholders who aspire to have their company become a public entity and generate substantial growth. We will target companies that can capitalize on the inherent benefits of a public company structure, such as broader access to debt and equity financing, benefits for recruitment and retention of talent through equity compensation, use of equity as currency for strategic mergers and acquisitions following the initial business combination and expanded branding and market positioning benefits.

●	Appropriate valuations: We view ourselves as rigorous, disciplined and valuation-centric investors, with a keen understanding of market value, upside and potential downside risks. We believe our past experience successfully acquiring companies will provide us with the ability to acquire companies within our search criteria at appropriate valuations relative to industry comparables and the ability to enhance and create value for shareholders over the long term.

These criteria are not intended to be exhaustive or required. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management team may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our shareholder communications related to our initial business combination, which, would be in the form of proxy materials or tender offer documents, as applicable, that we would file with the SEC. In evaluating a prospective target business, we expect to conduct a due diligence review which may encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspections of facilities, as well as reviewing financial and other information which will be made available to us.

Additional Disclosures

Our Acquisition Process

We have not selected any business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business combination target.

Our directors and officers presently have, and any of them in the future may have, additional fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our directors or officers becomes aware of a business combination opportunity that is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she may need to honor these fiduciary or contractual obligations to present such business combination opportunity to such entity, or in the case of a non-compete restriction, may not present such opportunity to us at all, subject to his or her fiduciary duties under Cayman Islands law. We do not believe, however, that the fiduciary duties or contractual obligations of our directors or officers will materially affect our ability to identify and pursue business combination opportunities or complete our initial business combination. Our directors and officers are also not required to commit any specified amount of time to our affairs, and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. See “Risk Factors — Certain of our directors and officers are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.”

Initial Business Combination

Nasdaq listing rules require that our initial business combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the income earned on the trust account). We refer to this as the 80% fair market value test. If our board of directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. We do not currently intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination, although there is no assurance that will be the case. In addition, pursuant to Nasdaq listing rules, our initial business combination must be approved by a majority of our independent directors.

We anticipate structuring our initial business combination so that the post-transaction company in which our public shareholders own shares will own or acquire 100% of the issued and outstanding equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to our initial business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in our initial business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the issued and outstanding capital stock, shares or other equity securities of a target business or issue a substantial number of new shares to third-parties in connection with financing our initial business combination. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% fair market value test. If our initial business combination involves more than one target business, the 80% fair market value test will be based on the aggregate value of all of the target businesses. Notwithstanding the foregoing, if we are not then listed on Nasdaq for whatever reason, we would no longer be required to meet the foregoing 80% fair market value test.

We have filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

Competition

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the Initial Public Offering and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, in the event we seek shareholder approval of our initial business combination and we are obligated to pay cash for our Class A ordinary shares, it will potentially reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination.

Facilities

Our executive offices are located at 300 Park Avenue, 2nd Floor, New York, New York 10022, United States of America and our telephone number is +1 (212) 430-4340.

Employees

We currently have two officers, Antonio Bonchristiano and Rodrigo Boscolo, and we do not intend to have any full-time employees prior to the completion of our initial business combination. Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that any such person will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the current stage of the business combination process.

Item 1.A. Risk Factors.

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report, including our financial statements and related notes, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business, financial condition and operating results.

Risks Relating to Our Search for, and Consummation of, or Inability to Consummate, a Business Combination

Our public shareholders may not be afforded an opportunity to vote on our initial business combination, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.

We may not hold a shareholder vote to approve our initial business combination unless the business combination would require shareholder approval under applicable law or stock exchange rules or if we decide to hold a shareholder vote for business or other reasons. For instance, Nasdaq listing rules currently allow us to engage in a tender offer in lieu of a general meeting, but would still require us to obtain shareholder approval if we were seeking to issue more than 20% of our issued and outstanding shares to a target business as consideration in any business combination. Therefore, if we were structuring a business combination that required us to issue more than 20% of our issued and outstanding shares, we would seek shareholder approval of such business combination. However, except as required by applicable law or stock exchange rules, the decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Accordingly, we may consummate our initial business combination even if holders of a majority of the issued and outstanding ordinary shares do not approve of the business combination we consummate.

If we seek shareholder approval of our initial business combination, our initial shareholders, directors and officers have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

Unlike many other blank check companies in which the initial shareholders agree to vote their founder shares in accordance with the majority of the votes cast by the public shareholders in connection with an initial business combination, our initial shareholders, directors and officers have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement entered into with us, to vote their founder shares and any Public Shares held by them in favor of our initial business combination. As a result, in addition to our initial shareholders’ founder shares, we would need 10,781,251 additional shares, or 37.5% (assuming all issued and outstanding shares are voted), or only one additional share (assuming only the minimum number of shares representing a quorum are voted), of the 28,750,000 Public Shares sold in the Initial Public Offering to be voted in favor of an initial business combination in order to have such initial business combination approved.

Our directors and officers have also entered into the letter agreement, imposing similar obligations on them with respect to Public Shares acquired by them, if any. We expect that our initial shareholders and their permitted transferees will own at least 20% of our issued and outstanding ordinary shares at the time of any such shareholder vote. Accordingly, if we seek shareholder approval of our initial business combination, it is more likely that the necessary shareholder approval will be received than would be the case if such persons agreed to vote their founder shares in accordance with the majority of the votes cast by our public shareholders. The non-managing HoldCo investors are not required to (i) hold any Units, Class A ordinary shares or public warrants they may purchase in the Initial Public Offering or thereafter for any amount of time, (ii) vote any Class A ordinary shares they may own at the applicable time in favor of our initial business combination or (iii) refrain from exercising their right to redeem their Public Shares at the time of our initial business combination. The non-managing HoldCo investors will have the same rights to the funds held in the trust account with respect to the Class A ordinary shares underlying the Units they may purchase in the Initial Public Offering as the rights afforded to our other public shareholders. Nevertheless, the non-managing HoldCo investors’ interests in the founder shares owned by them indirectly through their membership interests in Sponsor Holdco may provide them with an incentive to vote any Public Shares they own in favor of a business combination, and make a substantial profit on such interests, even if the business combination is with a target that ultimately declines in value and is not profitable for other public shareholders. (see “˗˗Since our co-sponsors, officers and directors and any other holder of our founder shares, including any non-managing HoldCo investors, and Cantor will lose their entire investment in us if our initial business combination is not completed (other than with respect to any Public Shares they may acquire during or after the Initial Public Offering), and because our co-sponsors, officers and directors and any other holder of our founder shares, including any non-managing HoldCo investors, directly or indirectly may profit substantially from a business combination as a result of their ownership of founder shares even under circumstances where our public shareholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination, including in connection with the shareholder vote in respect thereto” below)

Our initial business combination will require approval of each of our Co-Chairmen, a majority of our board of directors, as well as a majority of our independent directors.

Pursuant to our amended and restated memorandum and articles of association, our initial business combination will require the approval of each of our Co-Chairmen, a majority of our board of directors and, under Nasdaq rules, our initial business combination will also require the approval of a majority of our independent directors. Unless we receive the requisite board member approvals, we will not be able to enter into a definitive merger or similar agreement relating to our initial business combination.

Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek shareholder approval of such business combination.

Since our board of directors may complete a business combination without seeking shareholder approval, public shareholders may not have the right or opportunity to vote on the business combination, unless we seek such shareholder approval. Accordingly, if we do not seek shareholder approval, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public shareholders in which we describe our initial business combination.

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. The amount of the deferred underwriting commissions payable to the underwriter will not be adjusted for any shares that are redeemed in connection with a business combination and such amount of deferred underwriting commissions is not available for us to use as consideration in an initial business combination. If we are able to consummate an initial business combination, the per-share value of shares held by non-redeeming shareholders will reflect our obligation to pay and the payment of the deferred underwriting commissions. Consequently, if accepting all properly submitted redemption requests would not allow us to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many shareholders may exercise their redemption rights and, therefore, we will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the Trust Account to meet such requirements, or arrange for third-party financing. In addition, if a larger number of shares is submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the Trust Account or arrange for third-party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful increases. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your shares in the open market.

The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination within 24 months from the closing of the Initial Public Offering. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the end of such time period. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation. In July 2021, the SEC charged a Special Purpose Acquisition Company for misleading disclosures, which could have been corrected with more adequate due diligence, and obtained substantial relief against the special purpose acquisition companies (“SPACs”) and its sponsor. Although we will invest in due diligence efforts and commit management time and resources to such efforts, there can be no assurance that our due diligence will unveil all potential issues with a target business and that we, Sponsor HoldCo or our co-sponsors will not become subject to regulatory actions related to such efforts.

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our Public Shares and liquidate, in which case our public shareholders may receive only $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

Sponsor Holdco, our directors and officers have agreed that we must complete our initial business combination within 24 months from the closing of the Initial Public Offering, or such later time as may be agreed by our shareholders. We may not be able to find a suitable target business and complete our initial business combination within such time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the equity and debt markets and the other risks described herein. For example, geopolitical instability emanating from the ongoing conflict between Russia and the Ukraine as well as tensions in the Middle East following Hamas’ invasion of Israel on October 7, 2023, could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, geopolitical stability may negatively impact businesses we may seek to acquire.

If we have not completed our initial business combination within such time period, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such case, our public shareholders may receive only $10.00 per share, or less than $10.00 per share, on the redemption of their shares, and our warrants will expire worthless. See “- If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share” and other risk factors herein.

If we are unable to complete an initial business combination within the 24-month period, we may seek an amendment to our amended and restated memorandum and articles of association to extend the period of time we have to complete an initial business combination beyond 24 months. Our amended and restated memorandum and articles of association will require at least a special resolution of our shareholders as a matter of Cayman Islands law, meaning that such an amendment be approved by at least two-thirds of our ordinary shares who attend and vote at a shareholder meeting of the company. If we seek shareholder approval to extend the initial 24-month period in which to complete an initial business combination to a later date, we will offer our public shareholders the right to have their public ordinary shares redeemed for a pro rata share of the aggregate amount then on deposit in the Trust Account.

Our search for an initial business combination, and any target business with which we may ultimately consummate an initial business combination, may be materially adversely affected by current global geopolitical conditions.

United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and escalation of tensions in the Middle East following the invasion of Israel by Hamas on October 7, 2023. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the escalation of the Israel-Hamas conflict and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyber-attacks against U.S. companies. Additionally, these and any other military conflicts and any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Additionally, since the start of the Trump Administration in 2025, U.S. policy changes have been implemented at a rapid pace and additional changes are likely. The Trump Administration has called for substantial changes to fiscal and tax policies, regulatory oversight of businesses, and greater restrictions on free trade including significant increases on tariffs on goods imported into the United States. Proposals espoused by President Trump may result in changes to social, political, regulatory and economic conditions in the United States or in laws and policies affecting the development and investment in the domestic market and in countries where we search for an initial business combination and any target business with which we may ultimately consummate an initial business combination. In addition, these changes could result in negative sentiments towards the United States among non-U.S. customers and among non-U.S. employees or prospective employees. We cannot predict the precise impact, if any, however, it is possible that these changes could adversely affect our ability to consummate an initial business combination, or to the operations of a target business with which we may ultimately consummate an initial business combination.

Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions, including the ones resulting from the Russian invasion of Ukraine, the escalation of the Israel-Hamas conflict and subsequent sanctions or related actions, could adversely affect our search for an initial business combination and any target business with which we may ultimately consummate an initial business combination.

The extent and duration of the ongoing conflicts, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described in this section. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate an initial business combination, or the operations of a target business with which we may ultimately consummate an initial business combination, may be materially adversely affected.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by pandemics, epidemics, public health crises and other events beyond our control impacting debt and equity markets.

The COVID-19 pandemic affected, and other events (such as terrorist attacks, natural disasters, global hostilities or a significant outbreak of other infectious diseases) could adversely affect, economies and financial markets worldwide, business operations and the conduct of commerce generally and could have a material adverse effect on the business of any potential target business with which we complete a business combination. Furthermore, we may be unable to complete a business combination if concerns relating to COVID-19 or other events restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner or even to conduct requisite due diligence. In addition, countries or supranational organizations in our target markets may develop and implement legislation that makes it more difficult or impossible for entities outside such countries or target markets to acquire or otherwise invest in companies or businesses deemed essential or otherwise vital. The extent to which COVID-19 or other public health crises impact our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of and perceptions to COVID-19 and its variants and the actions to contain COVID-19 or treat its impact, among others. While vaccines for COVID-19 have been developed, there is no guarantee that such vaccines will be durable. The treatment or vaccine for COVID-19 and any potentially emerging variants may be ineffective or underutilized. If the disruptions posed by COVID-19 or other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) continue for a prolonged period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected. In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Finally, the COVID-19 pandemic or other events (such as terrorist attacks, natural disasters, global hostilities or a significant outbreak of other infectious diseases) may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those related to the market for our securities and cross border transactions.

Military or other conflicts in Ukraine, Taiwan, the Middle East or elsewhere may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of potential target companies, which could make it more difficult for us to consummate an initial business combination.

Military or other conflicts in Ukraine, Taiwan, the Middle East or elsewhere may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of potential target companies, and to other company or industry-specific, national, regional or international economic disruptions and economic uncertainty, any of which could make it more difficult for us to identify a business combination target and consummate an initial business combination on acceptable commercial terms, or at all.

Recent increases in inflation in the United States and elsewhere could make it more difficult for us to consummate a business combination.

Recent increases in inflation in the United Stated and elsewhere may be leading to increased price volatility in publicly traded securities, including ours, and may lead to other national, regional and international economic disruptions, any of which could make it more difficult for us to consummate a business combination.

If we seek shareholder approval of our initial business combination, Sponsor HoldCo, our co-sponsors, directors, officers, advisors or any of their affiliates may elect to purchase shares or public warrants from public shareholders or warrant holders, which may increase the likelihood of closing our initial business combination and reduce the public “float” of our securities.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, Sponsor HoldCo, our co-sponsors, directors, officers, advisors or any of their affiliates may purchase Public Shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. Any such price per share may be different than the amount per share a public shareholder would receive if it elected to redeem its shares in connection with our initial business combination. Additionally, at any time at or prior to our initial business combination, subject to applicable securities laws (including with respect to material nonpublic information), Sponsor HoldCo, our co-sponsors, directors, officers, advisors or any of their affiliates may enter into transactions with investors and others to provide them with incentives to acquire Public Shares, vote their Public Shares in favor of our initial business combination or not redeem their Public Shares. However, Sponsor HoldCo, our co-sponsors, directors, officers, advisors or any of their affiliates are under no obligation or duty to do so and they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. The purpose of such purchases could be to vote such shares in favor of our initial business combination and thereby increase the likelihood of obtaining shareholder approval of our initial business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of shares or public warrants could be to reduce the number of public warrants outstanding or to vote such public warrants on any matters submitted to the public warrant holders for approval in connection with our initial business combination. This may result in the completion of our initial business combination that may not otherwise have been possible. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. To the extent such securities are purchased, such public securities will be not be voted as required by Tender Offers and Schedules Compliance and Disclosure Interpretations Question 166.01 promulgated by the SEC.

In addition, if such purchases are made, the public “float” of our securities and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

If a shareholder fails to receive notice of our offer to redeem our Public Shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a shareholder fails to receive our tender offer or proxy materials, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, the tender offer documents or proxy materials, as applicable, that we will furnish to holders of our Public Shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or redeem Public Shares. In the event that a shareholder fails to comply with these procedures, its shares may not be redeemed.

You are not entitled to protections normally afforded to investors of many other blank check companies.

We are exempt from certain rules promulgated by the SEC related to certain blank check companies, such as Rule 419. Accordingly, investors are not afforded the benefits or protections of those rules. Among other things, this means we will have a longer period of time to complete our initial business combination than companies subject to Rule 419. Moreover, if the Initial Public Offering was subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the Trust Account to us unless and until the funds in the Trust Account were released to us in connection with our completion of an initial business combination.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in the Initial Public Offering, which we refer to as the “Excess Shares,” without our prior consent. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we have not completed our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on our redemption of their shares, and our warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the Initial Public Offering and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, in the event we seek shareholder approval of our initial business combination and we are obligated to pay cash for our Class A ordinary shares, it will potentially reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we have not completed our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless. See “- If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share” and other risk factors herein.

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets or such attractive targets may not be interested to consummate a business combination with a SPAC due to a negative public perception of mergers involving SPACs. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies preparing for an initial public offering, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available to consummate an initial business combination.

In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause targets companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns (including a negative public perception of mergers involving SPACs), geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post- business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

If the funds not being held in the Trust Account are insufficient to allow us to operate for at least the 24 months following the closing of the Initial Public Offering, we may be unable to complete our initial business combination.

The funds available to us outside of the Trust Account may not be sufficient to allow us to operate for at least the 24 months following the closing of the Initial Public Offering, assuming that our initial business combination is not completed during that time. We have incurred, and expect to incur significant costs in pursuit of our acquisition plans. Management’s plans to address this need for capital through the Initial Public Offering and potential loans from certain of our affiliates are discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” However, our affiliates are not obligated to make loans to us in the future, and we may not be able to raise additional financing from unaffiliated parties necessary to fund our expenses. Any such event in the future may negatively impact the analysis regarding our ability to continue as a going concern at such time.

Following our Initial Public Offering and the sale of the private placement warrants, only approximately $900,000 was available to us initially outside the Trust Account to fund our working capital requirements. Of the funds available to us, we could use a portion of the funds to pay fees to consultants to assist us with our search for a target business. If we have not completed our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless. See “- If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share” and other risk factors herein.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

In recent years, the market for directors and officers liability insurance for special purpose acquisition companies has changed in ways adverse to us and our management team. The premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. These trends may continue into the future.

The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate an initial business combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense, accept less favorable terms or both. However, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.

In addition, even after we were to complete an initial business combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the initial business combination. As a result, in order to protect our directors and officers, the post- business combination entity may need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run-off insurance would be an added expense for the post-business combination entity, and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.

If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share.

Our placing of funds in the Trust Account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public shareholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will perform an analysis of the alternatives available to it and will enter into an agreement with a third party that has not executed a waiver only if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where we are unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our Public Shares, if we have not completed our initial business combination within the required time period, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.00 per public share initially held in the Trust Account, due to claims of such creditors.

Sponsor HoldCo has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (1) $10.00 per public share or (2) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under our indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, Sponsor HoldCo will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether Sponsor HoldCo has sufficient funds to satisfy their respective indemnity obligations and believe that Sponsor HoldCo’s only assets are securities of our company. Sponsor HoldCo may not have sufficient funds available to satisfy those obligations. We have not asked Sponsor HoldCo to reserve for such obligations, and therefore, no funds are currently set aside to cover any such obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your Public Shares. None of our directors or officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of Sponsor HoldCo, resulting in a reduction in the amount of funds in the Trust Account available for distribution to our public shareholders.

In the event that the proceeds in the Trust Account are reduced below the lesser of (1) $10.00 per public share or (2) such lesser amount per share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of interest which may be withdrawn to pay taxes, and Sponsor HoldCo asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against Sponsor HoldCo to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against Sponsor HoldCo to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the Trust Account available for distribution to our public shareholders may be reduced below $10.00 per share.

The securities in which we invest the funds held in the Trust Account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.00 per share.

The proceeds held in the Trust Account will be invested or held only in either (i) U.S. government treasury obligations with a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations, (ii) as univested cash, or (iii) an interest bearing bank demand deposit account or other accounts at a bank. To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer we hold investments in the Trust Account, we may, at any time (and will no later than 24 months from the closing of the Initial Public Offering) instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account. For more information about the risk of the company being considered to be operating as an unregistered investment company, see “- If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.” While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in the recent past. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our amended and restated memorandum and articles of association, our public shareholders are entitled to receive their pro-rata share of the proceeds held in the Trust Account, plus any interest income, net of taxes paid or payable (less, in the case we are unable to complete our initial business combination, $100,000 of interest). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.00 per share.

If, after we distribute the proceeds in the Trust Account to our public shareholders, we file a winding-up or bankruptcy or insolvency petition or an involuntary winding-up or bankruptcy or insolvency petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the Trust Account to our public shareholders, we file a winding-up or bankruptcy or insolvency petition or an involuntary winding-up or bankruptcy or insolvency petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or insolvency laws as a voidable performance. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith by paying public shareholders from the Trust Account prior to addressing the claims of creditors, thereby exposing itself and us to claims of punitive damages.

If, before distributing the proceeds in the Trust Account to our public shareholders, we file a winding-up or bankruptcy or insolvency petition or an involuntary winding-up or bankruptcy or insolvency petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the Trust Account to our public shareholders, we file a winding-up or bankruptcy or insolvency petition or an involuntary winding-up or bankruptcy or insolvency petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable insolvency law, and may be included in our liquidation estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any liquidation claims deplete the Trust Account, the per-share amount that would otherwise be received by our shareholders in connection with our liquidation would be reduced.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and

●	restrictions on the issuance of securities;

each of which may make it difficult for us to complete our initial business combination.

In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company;

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

On January 24, 2024, the SEC adopted a series of new rules relating to SPACs. The SEC’s adopted rules do not provide a safe harbor for SPACs from the definition of “investment company” under the Investment Company Act. Instead, the SEC’s adopting release provided guidance describing circumstances in which a SPAC could become subject to regulation under the Investment Company Act, including as a result of its duration, asset composition, business purpose, and the activities of the SPAC and its management team in furtherance of such goals.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading in securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete an initial business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the Trust Account will be invested or held only in either (i) U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations, (ii) as uninvested cash, or (iii) an interest bearing bank demand deposit account or other accounts at a bank. To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer we hold investments in the Trust Account, we may, at any time (and will no later than 24 months from the closing of the Initial Public Offering) instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account.

Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our initial business combination; (ii) the redemption of any Public Shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to offer redemption rights in connection with any proposed initial business combination or certain amendments to our amended and restated memorandum and articles of association prior thereto or to redeem 100% of our Public Shares if we do not complete our initial business combination within the completion window; or (B) with respect to any other material provision relating to shareholders’ rights or pre-initial business combination activity; or (iii) absent an initial business combination within the completion window, from the closing of the Initial Public Offering, our return of the funds held in the Trust Account to our public shareholders as part of our redemption of the Public Shares.

We are aware of litigation against certain special purpose acquisition companies asserting that notwithstanding the foregoing, those special purpose acquisition companies should be considered investment companies. Although we believe that these claims are without merit, we cannot guarantee that we will not be deemed to be an investment company and thus subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds, may require us to otherwise change our operations and may hinder our ability to complete an initial business combination or may result in our liquidation and the winding up of our operations. If we are unable to complete our initial business combination and are required to liquidate, our public shareholders would lose their opportunity to invest in a target business or businesses through our initial business combination, including any price appreciation of the combined company’s securities following such initial business combination, and may receive only approximately $10.00 per share on the liquidation of our Trust Account as well as our warrants will expire worthless.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time, including as a result of changes in economic, political, social and government policies, and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

On January 24, 2024, the SEC adopted a series of new rules relating to SPACs requiring, among other items, (i) additional disclosures relating to SPAC business combination transactions; (ii) additional disclosures relating to dilution and to conflicts of interest involving sponsors and their affiliates in both SPAC initial public offerings and SPAC initial business combinations; (iii) the use of projections by SPACs in SEC filings in connection with proposed business combination transactions; and (iv) both the SPAC and the target company’s status as co-registrants on de-SPAC transaction registration statements. In addition, the SEC’s adopting release provided guidance describing circumstances in which a SPAC could become subject to regulation under the Investment Company Act, including as a result of its duration, asset composition, business purpose, and the activities of the SPAC and its management team in furtherance of such goals. Compliance with such rules and related guidance may increase the costs and the time needed to negotiate and complete an initial business combination, may constrain the circumstances under which we could complete an initial business combination or otherwise impair our ability to complete a business combination.

If we have not completed our initial business combination within 24 months of the closing of the Initial Public Offering, our public shareholders may be forced to wait beyond such 24 months before redemption from our Trust Account.

If we have not completed our initial business combination within 24 months from the closing of the Initial Public Offering, we will distribute the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), pro rata to our public shareholders by way of redemption and cease all operations except for the purposes of winding up of our affairs, as further described herein. Any redemption of public shareholders from the Trust Account shall be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to windup, liquidate the Trust Account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond the initial 24 months before the redemption proceeds of our Trust Account become available to them and they receive the return of their pro rata portion of the proceeds from our Trust Account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our initial business combination or amend certain provisions of our amended and restated memorandum and articles of association and then only in cases where investors have properly sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we have not completed our initial business combination within the required time period and do not amend certain provisions of our amended and restated memorandum and articles of association prior thereto.

If we are unable to complete an initial business combination within the 24-month period, we may seek an amendment to our amended and restated memorandum and articles of association to extend the period of time we have to complete an initial business combination beyond 24 months. Our amended and restated memorandum and articles of association will require at least a special resolution of our shareholders as a matter of Cayman Islands law, meaning that such an amendment be approved by at least two-thirds of our ordinary shares who attend and vote at a shareholder meeting of the company. If we seek shareholder approval to extend the initial 24-month period in which to complete an initial business combination to a later date, we will offer our public shareholders the right to have their public ordinary shares redeemed for a pro rata share of the aggregate amount then on deposit in the Trust Account.

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, and thereby exposing themselves and our company to claims, by paying public shareholders from the Trust Account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offense and may be liable for a fine of up to approximately $18,300 and to imprisonment for five years in the Cayman Islands.

We may not hold an annual general meeting until after the consummation of our initial business combination.

In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on Nasdaq. There is no requirement under the Companies Act for us to hold annual or extraordinary general meetings to appoint directors. Until we hold an annual general meeting, public shareholders may not be afforded the opportunity to discuss company affairs with management.

The grant of registration rights to our initial shareholders, Cantor and their permitted transferees may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A ordinary shares.

Pursuant to a registration rights agreement entered into in connection with the Initial Public Offering, at or after the time of our initial business combination, our initial shareholders, Cantor and their permitted transferees can demand that we register the resale of their founder shares after those shares convert to our Class A ordinary shares. In addition, Sponsor HoldCo, Cantor, and their respective permitted transferees can demand that we register the resale of the private placement warrants and the Class A ordinary shares issuable upon exercise of the private placement warrants, and holders of warrants that may be issued upon conversion of working capital loans may demand that we register the resale of such warrants or the Class A ordinary shares issuable upon exercise of such warrants.

We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A ordinary shares. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A ordinary shares that is expected when the ordinary shares owned by our initial shareholders or their permitted transferees, our private placement warrants or warrants issued in connection with working capital loans are registered for resale.

Because we are not limited to a particular industry or any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

We may seek to complete a business combination with an operating company of any size (subject to our satisfaction of the 80% of net assets test) and in any industry, sector or geography. However, we will not, under our amended and restated memorandum and articles of association, be permitted to effectuate our initial business combination solely with another blank check company or similar company with nominal operations. Because we have not yet selected or approached any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or development stage entity. Although our directors and officers will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our securities will not ultimately prove to be less favorable to our investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any shareholder or warrant holder who chooses to remain a shareholder or warrant holder, respectively, following our initial business combination could suffer a reduction in the value of their securities. Such shareholders and warrant holders are unlikely to have a remedy for such reduction in value.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these criteria and guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by applicable law or stock exchange listing requirements, or we decide to obtain shareholder approval for business or other reasons, it may be more difficult for us to attain shareholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we have not completed our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

We may seek acquisition opportunities with an early stage company, a financially unstable business or an entity lacking an established record of revenue or earnings.

To the extent we complete our initial business combination with an early stage company, a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include investing in a business without a proven business model and with limited historical financial data, volatile revenues or earnings, intense competition and difficulties in obtaining and retaining key personnel. Although our directors and officers will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We may engage the underwriters from our Initial Public Offering or any of their affiliates to provide additional services to us.

The underwriters are entitled to receive deferred commissions that will be released from the Trust Account only on a completion of an initial business combination. These financial incentives may cause the underwriters to have potential conflicts of interest in rendering any such additional services to us after the Initial Public Offering.

We may engage the underwriters from our Initial Public Offering or any of their affiliates to provide additional services to us, including, for example, identifying potential targets, providing financial advisory services, acting as a placement agent in a private offering or arranging debt financing. We may pay the underwriters or any of their affiliates fair and reasonable fees or other compensation that would be determined at that time in an arm’s length negotiation. The underwriters are also entitled to receive deferred commissions that are conditioned on the completion of an initial business combination. The fact that the underwriters or any of their affiliates’ financial interests are tied to the consummation of a business combination transaction may give rise to potential conflicts of interest in providing any such additional services to us, including potential conflicts of interest in connection with the sourcing and consummation of an initial business combination.

We are not required to obtain an opinion from an independent investment banking firm or from an independent accounting firm regarding fairness. Consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our company from a financial point of view.

Unless we complete our initial business combination with an affiliated entity, we are not required to obtain an opinion that the price we are paying is fair to our company from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination.

We may issue additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon the conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated memorandum and articles of association. Any such issuances would dilute the interest of our shareholders and likely present other risks.

Our amended and restated memorandum and articles of association authorizes the issuance of up to 200,000,000 Class A ordinary shares, par value $0.0001 per share, 20,000,000 Class B ordinary shares, par value $0.0001 per share, and 1,000,000 undesignated preference shares, par value $0.0001 per share. As of December 31, 2024, there were 171,250,000 and 12,812,500 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance, which amount takes into account shares reserved for issuance upon exercise of outstanding warrants, but does not take into account the shares reserved for issuance upon conversion of the Class B ordinary shares. Class B ordinary shares are convertible into Class A ordinary shares, initially at a one-for-one ratio but subject to adjustment as set forth herein. As of December 31, 2024, there were no preference shares issued and outstanding.

We may issue a substantial number of additional Class A ordinary shares, and may issue preference shares, in order to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares to redeem the warrants or upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated memorandum and articles of association. However, our amended and restated memorandum and articles of association provide, among other things, that prior to our initial business combination, we may not issue additional ordinary shares that would entitle the holders thereof to (1) receive funds from the Trust Account or (2) vote as a class with our Public Shares on any initial business combination. The issuance of additional ordinary shares or preference shares:

●	may significantly dilute the equity interest of public investors, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;

●	may subordinate the rights of holders of ordinary shares if preference shares are issued with rights senior to those afforded our ordinary shares;

●	could cause a change of control if a substantial number of our ordinary shares is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present directors and officers;

●	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us;

●	may adversely affect prevailing market prices for our Units, ordinary shares and/or public warrants; and

●	may not result in adjustment to the exercise price of our warrants

We may reincorporate in another jurisdiction in connection with our initial business combination and such reincorporation may result in taxes imposed on shareholders or warrant holders.

We may, subject to requisite shareholder approval by special resolution under the Companies Act, effect a business combination with a target company in another jurisdiction, reincorporate in the jurisdiction. in which the target company or business is located, or reincorporate in another jurisdiction. Such transactions may result in tax liability for a shareholder or warrant holder in the jurisdiction in which the shareholder or warrant holder is a tax resident (or in which its members are resident if it is a tax transparent entity), in which the target company is located, or in which we reincorporate. In the event of a reincorporation pursuant to our initial business combination, such tax liability may attach prior to the consummation of redemptions of any of our Public Shares properly submitted to us for redemption in connection with such business combination. We do not intend to make any cash distributions to pay such taxes. Shareholders or warrant holders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per share, or less than such amount in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with Sponsor HoldCo, our co-sponsors, directors or officers which may raise potential conflicts of interest.

In light of the involvement of our co-sponsors, directors and officers with other entities, we may decide to acquire one or more businesses affiliated with Sponsor HoldCo, our co-sponsors, directors and officers. Certain of our directors and officers also serve as officers and board members for other entities, including those described under “Item 10. Directors, Executive Officers and Corporate Governance˗˗Conflicts of Interest.” Such entities may compete with us for business combination opportunities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria and guidelines for a business combination and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement that we, or a committee of independent and disinterested directors, will obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm, regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with Sponsor HoldCo, our co-sponsors, directors or officers, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

Since our co-sponsors, officers and directors and any other holder of our founder shares, including any non-managing HoldCo investors, and Cantor will lose their entire investment in us if our initial business combination is not completed (other than with respect to any Public Shares they may acquire during or after the Initial Public Offering), and because our co-sponsors, officers and directors and any other holder of our founder shares, including any non-managing HoldCo investors, directly or indirectly may profit substantially from a business combination as a result of their ownership of founder shares even under circumstances where our public shareholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination, including in connection with the shareholder vote in respect thereto.

On March 7, 2024, our co-sponsors formed Sponsor HoldCo, through which our co-sponsors (i) hold their respective founder shares and (ii) purchased private placement warrants. The interests of the members of Sponsor HoldCo are denominated in two classes of membership interest units: (i) class A membership units representing interests in the founder shares and (ii) class B membership units representing interests in the private placement warrants.

Also on March 7, 2024, our co-sponsors contributed 7,187,500 founder shares to Sponsor HoldCo at their original purchase price of $25,000 in the aggregate, resulting in GP sponsor, Act III sponsor and Boxcar sponsor indirectly holding, through their respective membership interests in Sponsor HoldCo, 3,593,750 founder shares, 1,796,875 founder shares and 1,796,875 founder shares, respectively (without considering the subsequent transfer of 75,000 founder shares from Sponsor HoldCo to our independent directors). Then, also on March 7, 2024, Sponsor HoldCo transferred 25,000 founder shares to each of our independent directors (an aggregate of 75,000 founder shares) at their original purchase price.

As of the date of this Annual Report, Sponsor HoldCo holds 7,112,500 founder shares while our independent directors hold an aggregate of 75,000 founder shares. Concurrently with our Initial Public Offering, Sponsor HoldCo issued class A membership interests to the non-managing HoldCo investors at a nominal purchase price reflecting interests in an aggregate of 3,220,000 founder shares held by Sponsor HoldCo. All founder shares will expire worthless if we do not complete an initial business combination.

In addition, our co-sponsor, GP sponsor, purchased, through Sponsor HoldCo, an aggregate of 237,500 private placement warrants at a price of $1.00 per warrant ($237,500 in the aggregate) in a private placement occurred simultaneously with the closing of our Initial Public Offering. Our co-sponsor, Act III sponsor, purchased, through Sponsor HoldCo, an aggregate of 118,750 private placement warrants at a price of $1.00 per warrant ($118,750 in the aggregate) in the same private placement, and our co-sponsor, Boxcar sponsor, purchased, through Sponsor HoldCo, an aggregate of 118,750 private placement warrants at a price of $1.00 per warrant ($118,750 in the aggregate). The non-managing HoldCo investors purchased, indirectly through the purchase of non-managing Sponsor HoldCo membership interests, an aggregate of 4,025,000 private placement warrants at a price of $1.00 per warrant ($4,025,000 in the aggregate) in the same private placement. Cantor purchased an aggregate of 2,500,000 private placement warrants at a price of $1.00 per warrant ($2,500,000 in the aggregate) in this private placement. Each Private Placement Warrant may be exercised for one Class A ordinary share at a price of $11.50 per share, subject to adjustment as provided herein. The Private Placement warrants will also be worthless if we do not complete an initial business combination.

Given the differential in the purchase price paid for the founder shares, both directly by our initial shareholders and indirectly by the non-managing Sponsor HoldCo investors, as compared to the Initial Public Offering price of the Public Shares and the substantial number of Class A ordinary shares that holders of our founder shares would receive upon conversion of the founder shares upon a business combination, the founder shares may have significant value after the business combination even if our Class A ordinary shares trade below the Initial Public Offering price and holders of our Public Shares have a substantial loss on their investment. Our initial shareholders have agreed (i) to vote any shares owned by them in favor of any proposed business combination and (ii) not to redeem any founder shares in connection with a shareholder vote to approve a proposed initial business combination. In addition, we may obtain loans from either of our co-sponsors, any of their respective affiliates or certain of our directors and officers.

The non-managing HoldCo investors are not required to (i) hold any Units, Class A ordinary shares or public warrants they may purchase in the Initial Public Offering or thereafter for any amount of time, (ii) vote any Class A ordinary shares they may own at the applicable time in favor of our initial business combination or (iii) refrain from exercising their right to redeem their Public Shares at the time of our initial business combination. The non-managing HoldCo investors will have the same rights to the funds held in the Trust Account with respect to the Class A ordinary shares underlying the Units that they purchased in the Initial Public Offering as the rights afforded to our other public shareholders. However, because the non-managing HoldCo investors purchased a substantial number of our Units in our Initial Public Offering, then the non-managing HoldCo investors may have different interests than our other public shareholders in approving our initial business combination and otherwise exercising their rights as public shareholders because of their indirect ownership of founder shares. The non-managing HoldCo investors will share in any appreciation of the founder shares through their membership interests in Sponsor HoldCo if we successfully complete a business combination. Accordingly, non-managing HoldCo investors’ interests in the founder shares owned by them indirectly through their membership interests in Sponsor Holdco may provide them with an incentive to vote any Public Shares they own in favor of a business combination, and make a substantial profit on such interests, even if the business combination is with a target that ultimately declines in value and is not profitable for other public shareholders.

The personal and financial interests of our co-sponsors, directors and officers and any holders of our founder shares may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination and may result in a misalignment of interests between the holders of our founder shares, including any non-managing HoldCo investors, and our officers and directors, on the one hand, and our public shareholders, on the other. These risks may become more acute as the deadline to complete our initial business combination nears. In particular, because the founder shares were purchased at a purchase price of approximately $0.004 per share, the holders of our founder shares (including any non-managing HoldCo investors and certain of our directors and officers that directly or indirectly own founder shares) could make a substantial profit after our initial business combination even if our public shareholders lose money on their investment as a result of a decrease in the post-combination value of their Class A ordinary shares (after accounting for any adjustments in connection with an exchange or other transaction contemplated by the business combination). For example, a holder of 1,000 founder shares would have paid approximately $3.00 to purchase such shares. At the time of an initial business combination, such holder would be able to convert such founder shares into 1,000 Class A ordinary shares, and would receive the same consideration in connection with our initial business combination as a public shareholder for the same number of Class A ordinary shares. If the trading price of our Class A ordinary shares on a post-combination basis (after accounting for any adjustments in connection with an exchange or other transaction contemplated by the business combination) were to decrease to $5.00 per Class A ordinary share, such holder of our founder shares would obtain a profit of approximately $4,997 on account of the 1,000 founder shares that the holder had converted into Class A ordinary shares in connection with the initial business combination. By contrast, a public shareholder holding 1,000 Class A ordinary shares acquired in the Initial Public Offering would lose approximately $5,000 in connection with the same transaction.

Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors were to be included by a target business as a condition to any agreement with respect to our initial business combination.

The value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our ordinary shares at such time is substantially less than $10.00 per share.

Sponsor HoldCo, our co-sponsors, certain of our independent directors, Cantor, and the non-managing HoldCo investors have invested in us an aggregate of $7,025,000, comprised of the $25,000 purchase price for the founder shares and the $7,000,000 purchase price for the private placement warrants (directly and indirectly). Assuming a trading price of $10.00 per share upon consummation of our initial business combination, the 7,187,500 founder shares would have an aggregate value of $71,875,000. Even if the trading price of our Public Shares was as low as approximately $0.98 per share, and the private placement warrants were worthless, the value of the founder shares would be equal to the co-sponsors’, non-managing HoldCo investors’ and directors’ initial investment in us. As a result, our co-sponsors, the non-managing HoldCo investors and certain of our independent directors are likely to be able to recoup their investment in us and make a substantial profit on that investment, even if our Public Shares have lost significant value. Accordingly, our management team, which owns interests in our co-sponsors, may have an economic incentive that differs from that of the public shareholders to pursue and consummate an initial business combination rather than to liquidate and to return all of the cash in the trust to the public shareholders, even if that business combination were with a riskier or less-established target business. In addition, our non-managing HoldCo investors may have different interests than other public shareholders due to their additional upfront investment in the company and their membership interests in Sponsor HoldCo. For the foregoing reasons, you should consider our management team’s and non-managing HoldCo investors’ financial incentive to complete an initial business combination when evaluating whether to redeem your shares prior to or in connection with the initial business combination.

We may be able to complete only one business combination with the proceeds of the Initial Public Offering and the sale of the private placement warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity our lack of diversification may subject us to numerous financial, economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset; or

●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous financial, economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

We may choose to incur substantial debt to complete our initial business combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the Trust Account. As such, no issuance of debt will affect the per-share amount available for redemption from the Trust Account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

●	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

●	our inability to pay dividends on our ordinary shares;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our acquisition strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete a business combination with which a substantial majority of our shareholders do not agree.

Our amended and restated memorandum and articles of association do not provide a specified maximum redemption threshold. As a result, we may be able to complete our initial business combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to Sponsor HoldCo, our co-sponsors, directors, officers, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all Public Shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

In order to effectuate an initial business combination, blank check companies have, in the past, amended various provisions of their charters and modified governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments in a manner that will make it easier for us to complete our initial business combination that some of our shareholders may not support.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated memorandum and articles of association requires at least a special resolution of our shareholders as a matter of Cayman Islands law. A resolution is deemed to be a special resolution as a matter of Cayman Islands law where it has been approved by either (1) holders of at least two-thirds (or any higher threshold specified in a company’s articles of association) of a company’s ordinary shares at a general meeting for which notice specifying the intention to propose the resolution as a special resolution has been given or (2) if so authorized by a company’s articles of association, by a unanimous written resolution of all of the company’s shareholders. Our amended and restated memorandum and articles of association provide that special resolutions must be approved either by holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting (i.e. the lowest threshold permissible under Cayman Islands law) (other than amendments relating to provisions governing the appointment or removal of directors prior to our initial business combination, which require the approval of a majority of at least 90% of our ordinary shares attending and voting in a general meeting), or by a unanimous written resolution of all of our shareholders. The warrant agreement provides that (a) the terms of the public warrants may be amended without the consent of any holder for the purpose of (i) curing any ambiguity or correct any mistake, including to conform the provisions of the warrant agreement to the description of the terms of the public warrants and the warrant agreement set forth in the prospectus related to the Initial Public Offering, or defective provision (ii) removing or reducing the Company’s ability to redeem the public warrants and, if applicable, a corresponding amendment to the Company’s ability to redeem the private placement warrants or (iii) adding or changing any provisions with respect to matters or questions arising under the warrant agreement as the parties to the warrant agreement may deem necessary or desirable and that the parties deem to not adversely affect the rights of the registered holders of the public warrants under the warrant agreement in any material respect, (b) the terms of the warrants may be amended with the vote or written consent of at least 50% of the then outstanding public warrants and private placement warrants, voting together as a single class, to allow for the warrants to be, or continue to be, as applicable, classified as equity in our financial statements and (c) all other modifications or amendments to our warrant agreement with respect to (i) the public warrants require the vote or written consent of holders of at least 50% of the then outstanding public warrants, and (ii) the private placement warrants (including, for the avoidance of doubt, the forfeiture or cancellation of any private placement warrants) require the vote or written consent of holders of at least 50% of the then outstanding private placement warrants (including the vote or written consent of Cantor). We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments, including the warrant agreement, or extend the time to consummate an initial business combination in order to effectuate our initial business combination. To the extent any of such amendments would be deemed to fundamentally change the nature of any of the securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities.

Certain provisions of our amended and restated memorandum and articles of association that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our Trust Account) may be amended with the approval of holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated memorandum and articles of association and the trust agreement to facilitate the completion of an initial business combination that some of our shareholders may not support.

Our amended and restated memorandum and articles of association provide that any of its provisions, including those related to pre-business combination activity (including the requirement to deposit proceeds of the Initial Public Offering and the sale of private placement warrants into the Trust Account and not release such amounts except in specified circumstances), may be amended if approved by holders of at least two-thirds of our ordinary shares who attend and vote in a general meeting, and corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by holders of 65% of our ordinary shares (other than amendments relating to provisions governing the appointment or removal of directors prior to our initial business combination, which require the approval of a majority of at least 90% of our ordinary shares attending and voting in a general meeting). Our initial shareholders, who will collectively beneficially own 20% of our ordinary shares, may participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre- business combination behavior more easily than some other blank check companies, and this may increase our ability to complete our initial business combination with which you do not agree. In certain circumstances, our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

If the net proceeds of the Initial Public Offering and the sale of the private placement warrants available to us prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from shareholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate.

In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our directors, officers or shareholders is required to provide any financing to us in connection with or after our initial business combination. If we have not completed our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our Trust Account, and our warrants will expire worthless.

Holders of our founder shares will control the appointment of our board of directors until consummation of our initial business combination and will hold a substantial interest in us. As a result, they will appoint all of our directors prior to our initial business combination and may exert a substantial influence on actions requiring shareholder vote, potentially in a manner that you do not support.

Our initial shareholders beneficially own 20% of our issued and outstanding ordinary shares. In addition, prior to our initial business combination, holders of the founder shares will have the right to appoint all of our directors and may remove members of our board of directors for any reason. To the extent that any non-managing HoldCo investors participate in the Initial Public Offering, they will only be issued membership interests in Sponsor HoldCo, with no right to control Sponsor HoldCo or vote or dispose of any securities held by Sponsor HoldCo. Holders of our Public Shares will have no right to vote on the appointment of directors during such time. These provisions of our amended and restated memorandum and articles of association may only be amended by a special resolution passed by a majority of at least 90% of our ordinary shares attending and voting in a general meeting. As a result, you will not have any influence over the appointment of directors prior to our initial business combination.

In addition, as a result of their substantial ownership in our company, our initial shareholders may exert a substantial influence on other actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association and approval of major corporate transactions. If our initial shareholders purchase any Class A ordinary shares in the open market or in privately negotiated transactions, this would increase their influence over these actions.

In addition, our board of directors, whose members were appointed by our co-sponsors, is comprised of directors who will generally serve a three-year term. We may not hold an annual general meeting to appoint new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual general meeting, our co-sponsors, because of their ownership position and control of Sponsor HoldCo, will control the outcome, as only holders of our Class B ordinary shares will have the right to vote on the appointment of directors and to remove directors prior to our initial business combination.

Accordingly, holders of our founder shares will exert significant influence over actions requiring a shareholder vote at least until the completion of our initial business combination.

Holders of Class A ordinary shares will not be entitled to vote on any appointment of directors we hold prior to our initial business combination.

Prior to our initial business combination, only holders of our founder shares will have the right to vote on the appointment of directors. Holders of our Public Shares will not be entitled to vote on the appointment of directors during such time. In addition, prior to our initial business combination, holders of a majority of our founder shares may remove a member of the board of directors for any reason. Accordingly, as holders of our Class A ordinary shares, our public shareholders will not have any say in the management of our company prior to the consummation of an initial business combination.

A provision of our warrant agreement may make it more difficult for us to consummate an initial business combination. Unlike many blank check companies, if:

(1)	we issue additional ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial business combination at an issue price or effective issue price of less than $9.20 per ordinary share (with such issue price or effective issue price to be determined in good faith by our board of directors and, in the case of any such issuance to Sponsor HoldCo or its affiliates, without taking into account any founder shares held by Sponsor HoldCo or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”);

(2)	the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the completion of our initial business combination (net of redemptions); and

(3)	the volume weighted average trading price of our Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which we consummate our initial business combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and, in the case of the public warrants only, the $18.00 per share redemption trigger prices described below under available to our warrants will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price. This may make it more difficult for us to consummate an initial business combination with a target business.

Our warrants and founder shares may have an adverse effect on the market price of our Class A ordinary shares and make it more difficult to effectuate our initial business combination.

We have issued public warrants to purchase 14,375,000 Class A ordinary shares, at a price of $11.50 per whole share (subject to adjustment), as part of the Units and, simultaneously with the closing of the Initial Public Offering, we will issued in private placements an aggregate of 7,000,000 private placement warrants, each exercisable to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. Our initial shareholders currently hold 7,187,500 Class B ordinary shares. The Class B ordinary shares are convertible into Class A ordinary shares on a one-for-one basis, subject to adjustment as set forth herein. In addition, if either of Sponsor HoldCo, our co-sponsors, any of their respective affiliates or certain of our directors and officers make any working capital loans, up to $1,500,000 of such loans for each such person may be converted into warrants, at the price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants. To the extent we issue Class A ordinary shares to effectuate a business combination, the potential for the issuance of a substantial number of additional Class A ordinary shares upon exercise of these warrants or conversion rights could make us a less attractive acquisition vehicle to a target business. Any such issuance will increase the number of issued and outstanding Class A ordinary shares and reduce the value of the Class A ordinary shares issued to complete the business combination. Therefore, our warrants and founder shares may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business.

The private placement warrants are identical to the warrants sold as part of the Units except that: (1) they will not be redeemable by us; (2) they (including the Class A ordinary shares issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold until 30 days after the completion of our initial business combination; (3) they may be exercised by the holders on a cashless basis and (4) they (including the ordinary shares issuable upon exercise of these warrants) are entitled to registration rights. In addition, with respect to private placement warrants held by Cantor and/or its designees, such private placement warrants will be subject to the lock-up and registration rights limitations imposed by FINRA Rule 5110 and will not be exercisable more than five years from the commencement of sales in the Initial Public Offering in accordance with FINRA Rule 5110(g)(8).

Because we must furnish our shareholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or U.S. GAAP, or international financial reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2025. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

If our management team pursues a company with operations or opportunities outside of the United States for our initial business combination, we may face additional burdens in connection with investigating, agreeing to and completing such combination, and if we effect such initial business combination, we would be subject to a variety of additional risks that may negatively impact our operations.

If our management team pursues a company with operations or opportunities outside of the United States for our initial business combination, we would be subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our initial business combination, conducting due diligence in a foreign market, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	costs and difficulties inherent in managing cross-border business operations and complying with commercial and legal requirements of overseas markets;

●	rules and regulations regarding currency redemption;

●	complex corporate withholding taxes on individuals;

●	laws governing the manner in which future business combinations may be effected;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	longer payment cycles;

●	tax consequences, such as tax law changes, including termination or reduction of tax and other incentives that the applicable government provides to domestic companies, and variations in tax laws as compared to the United States;

●	currency fluctuations and exchange controls;

●	rates of inflation;

●	challenges in collecting accounts receivable;

●	cultural and language differences;

●	employment regulations;

●	crime, strikes, riots, civil disturbances, terrorist attacks, natural disasters and wars;

●	deterioration of political relations with the United States;

●	obligatory military service by personnel; and

●	government appropriation of assets.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such combination or, if we complete such combination, our operations might suffer, either of which may adversely impact our results of operations and financial condition.

Risks Relating to the Post-Business Combination Company

Subsequent to our completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will identify all material issues that may be present with a particular target business that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write down or write off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any shareholder or warrant holder who chooses to remain a shareholder or warrant holder, respectively, following our initial business combination could suffer a reduction in the value of their securities. Such shareholders and warrant holders are unlikely to have a remedy for such reduction in value.

After our initial business combination, our results of operations and prospects could be subject, to a significant extent, to the economic, political, social and government policies, developments and conditions in the country in which we operate.

The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. Economic growth could be uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our initial business combination and if we effect our initial business combination, the ability of that target business to become profitable.

Our management may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure our initial business combination so that the post-transaction company in which our public shareholders own shares will own less than 100% of the equity interests or assets of a target business, but we will complete such business combination only if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our shareholders prior to our initial business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in our initial business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new ordinary shares in exchange for all of the issued and outstanding capital stock, shares or other equity securities of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new ordinary shares, our shareholders immediately prior to such transaction could own less than a majority of our issued and outstanding ordinary shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business.

Our initial business combination will require approval of each of our Co-Chairmen, a majority of our board of directors, as well as a majority of our independent directors.

Pursuant to our amended and restated memorandum and articles of association, our initial business combination will require the approval of each of our Co-Chairmen, a majority of our board of directors and, under Nasdaq rules, our initial business combination will also require the approval of a majority of our independent directors. Unless we receive the requisite board member approvals, we will not be able to enter into a definitive merger or similar agreement relating to our initial business combination.

We may have limited ability to assess the management of a prospective target business and, as a result, may affect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information.

Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any shareholder or warrant holder who chooses to remain a shareholder or warrant holder, respectively, following our initial business combination could suffer a reduction in the value of their securities. Such shareholders and warrant holders are unlikely to have a remedy for such reduction in value.

The directors and officers of an acquisition candidate may resign upon completion of our initial business combination. The departure of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

After our initial business combination, it is possible that a majority of our directors and officers will live outside the United States and all or substantially all of our assets will be located outside the United States; therefore investors may not be able to enforce federal securities laws or their other legal rights.

It is possible that after our initial business combination, a majority of our directors and officers will reside outside of the United States and all or substantially all of our assets will be located outside of the United States. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon all of our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on our directors and officers under United States laws.

If our management following our initial business combination is unfamiliar with U.S. securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our initial business combination, any or all of our management could resign from their positions as officers of the company, and the management of the target business at the time of the business combination could remain in place. Management of the target business may not be familiar with U.S. securities laws. If new management is unfamiliar with U.S. securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

Risks Relating to Our Management Team

We are dependent upon our directors and officers and their departure could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and in particular, Antonio Bonchristiano, our Chief Executive Officer, and Fersen Lamas Lambranho and Steven Spinner, the Co-Chairmen of our board of directors. We believe that our success depends on the continued service of our directors and officers, at least until we have completed our initial business combination. In addition, our directors and officers are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.

Our ability to successfully effect our initial business combination and to be successful thereafter will be dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of our or a target’s key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

In addition, the directors and officers of an acquisition candidate may resign upon completion of our initial business combination. The departure of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with the company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of our initial business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, subject to his or her fiduciary duties under Cayman Islands law. However, we believe the ability of such individuals to remain with us after the completion of our initial business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. There is no certainty, however, that any of our key personnel will remain with us after the completion of our initial business combination. We cannot assure you that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our initial business combination.

Our directors and officers will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our directors and officers are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Our officers are engaged in several other business endeavors for which they may be entitled to substantial compensation and our officers are not obligated to contribute any specific number of hours per week to our affairs. Certain of our independent directors also serve as officers and board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs, which may have a negative impact on our ability to complete our initial business combination. For a complete discussion of our officers’ and directors’ other business affairs, please see “Item 10. Management - Directors, Executive Officers and Corporate Governance.”

Certain of our directors and officers are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Sponsor HoldCo, our co-sponsors and directors and officers are, or may in the future become, affiliated with entities that are engaged in a similar business. Sponsor HoldCo, our co-sponsors and directors and officers are also not prohibited from sponsoring, or otherwise becoming involved with, any other blank check companies prior to us completing our initial business combination.

Our directors and officers also may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary or contractual duties or otherwise have an interest in any other SPACs in which they may become involved with. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to other entities prior to its presentation to us, subject to his or her fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other.

For a complete discussion of our officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please see “Item 10. Directors Executive Officers and Corporate Governance,” and “Item 13˗˗ Certain Relationships and Related Transactions, and Director Independence.”

Our directors, officers, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with either of Sponsor HoldCo, our co-sponsors, our directors or officers. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

In particular, affiliates of our co-sponsors have invested in a diverse set of industries. As a result, there may be substantial overlap between companies that would be a suitable business combination for us and companies that would make an attractive target for such other affiliates.

In addition, members of our management team and our board of directors will directly or indirectly own founder shares and/or private placement warrants following the Initial Public Offering, and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

Our letter agreements with our initial shareholders, officers and directors may be amended without shareholder approval.

Our letter agreements with our initial shareholders, officers and directors contains provisions relating to, among other things, restrictions on transfer of our founder shares and private placement warrants, indemnification of the Trust Account, waiver of redemption rights and participation in liquidating distributions from the Trust Account. The letter agreement may be amended without shareholder approval. While we do not expect our board of directors to approve any amendment to the letter agreement prior to our initial business combination, it may be possible that our board of directors, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to the letter agreements. Any such amendments to the letter agreement would not require approval from our shareholders and may have an adverse effect on the value of an investment in our securities.

Risks Relating to Our Securities

You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your Public Shares and/or warrants, potentially at a loss.

Our public shareholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (1) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein; (2) the redemption of any Public Shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our Public Shares if we do not complete our initial business combination within 24 months from the closing of the Initial Public Offering or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity; and (3) the redemption of our Public Shares if we have not completed an initial business combination within 24 months from the closing of the Initial Public Offering, subject to applicable law. In no other circumstances will a shareholder have any right or interest of any kind to or in the Trust Account. Holders of warrants will not have any right to the proceeds held in the Trust Account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your Public Shares and/or warrants, potentially at a loss.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

We cannot assure you that our securities will continue to be listed on Nasdaq. In order to continue listing our securities on Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and stock price levels. In general, we must maintain an average global market capitalization and a minimum of 400 public holders. Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with the applicable exchange’s initial listing requirements, which are more rigorous than continued listing requirements, in order to continue to maintain the listing of our securities. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If any of our securities are delisted from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a determination that our Class A ordinary shares are a “penny stock” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or pre-empts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Our Units, Class A ordinary shares and public warrants will qualify as covered securities under such statute. Although the states are preempted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not qualify as covered securities under such statute and we would be subject to regulation in each state in which we offer our securities, including in connection with our initial business combination, which may negatively impact our ability to consummate our initial business combination.

You will not be permitted to exercise your warrants unless we register and qualify the issuance of the underlying the Class A ordinary shares or certain exemptions are available.

Pursuant to terms of the warrant agreement, we have agreed that, as soon as practicable, but in no event later than 15 business days after the closing of our initial business combination, we will use our commercially reasonable efforts to file with the SEC a registration statement covering the issuance, under the Securities Act, of the Class A ordinary shares issuable upon exercise of the warrants, and we will use our commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of our initial business combination and to maintain the effectiveness of such registration statement and a current prospectus relating thereto until the expiration of the warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current, complete or correct or the SEC issues a stop order. If the shares issuable upon exercise of the public warrants are not registered under the Securities Act in accordance with the above requirements, we will be required to permit holders to exercise their public warrants on a cashless basis. However, no public warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their public warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available. Additionally, if, at the time that a public warrant is exercised, our Class A ordinary shares are not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but will use our commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In the event of a cashless exercise pursuant to the preceding paragraph, the number of Class A ordinary shares that you will receive upon cashless exercise of a public warrant will be based on the formula described under “Description of Securities - Redeemable Warrants - Public Shareholders’ Warrants.”

There may be a circumstance where an exemption from registration exists for holders of our private placement warrants to exercise their warrants while a corresponding exemption does not exist for holders of the public warrants that were included as part of the Units. In such an instance, Sponsor HoldCo and Cantor and their respective permitted transferees (which may include our directors and executive officers) would be able to exercise their warrants and sell the ordinary shares underlying their warrants while holders of our public warrants would not be able to exercise their warrants and sell the underlying ordinary shares. If and when the public warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying Class A ordinary shares for sale under all applicable state securities laws. As a result, we may redeem the public warrants as set forth above even if the holders are otherwise unable to exercise their warrants.

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 50% of the then outstanding public warrants.

Our public warrants have been issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that (a) the terms of the public warrants may be amended without the consent of any holder for the purpose of (i) curing any ambiguity or correct any mistake, including to conform the provisions of the warrant agreement to the description of the terms of the public warrants and the warrant agreement set forth in the prospectus related to the Initial Public Offering, or defective provision (ii) removing or reducing the Company’s ability to redeem the public warrants and, if applicable, a corresponding amendment to the Company’s ability to redeem the private placement warrants or (iii) adding or changing any provisions with respect to matters or questions arising under the warrant agreement as the parties to the warrant agreement may deem necessary or desirable and that the parties deem to not adversely affect the rights of the registered holders of the public warrants under the warrant agreement in any material respect, (b) the terms of the warrants may be amended with the vote or written consent of at least 50% of the then outstanding public warrants and private placement warrants, voting together as a single class, to allow for the warrants to be or continue to be, as applicable, classified as equity in our financial statements and (c) all other modifications or amendments to our warrant agreement with respect to (i) the public warrants require the vote or written consent of holders of at least 50% of the then outstanding public warrants and (ii) the private placement warrants (including, for the avoidance of doubt, the forfeiture or cancellation of any private placement warrants) require the vote or written consent of holders of at least 50% of the then outstanding private placement warrants (including the vote or written consent of Cantor). Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder of public warrants if holders of at least 50% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, shorten the exercise period or decrease the number of ordinary shares purchasable upon exercise of a warrant.

We may redeem your unexpired public warrants prior to their exercise at a time that is disadvantageous to you, thereby making your public warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per public warrant if, among other things, the last reported sale price of our Class A ordinary shares equals or exceeds $18.00 per share (as adjusted) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date on which we send the notice of redemption to the warrant holders. If and when the public warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. As a result, we may redeem the public warrants as set forth above even if the holders are otherwise unable to exercise the public warrants. Redemption of the issued and outstanding public warrants could force you to: (1) exercise your public warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so; (2) sell your public warrants at the then-current market price when you might otherwise wish to hold your public warrants; or (3) accept the nominal redemption price which, at the time the outstanding public warrants are called for redemption, we expect would be substantially less than the market value of your public warrants.

The non-managing HoldCo investors purchased substantially all of the Units in our Initial Public Offering, which could reduce the trading volume, volatility and liquidity for our securities, adversely affect the trading price of our securities.

The non-managing HoldCo investors purchased approximately $284.5 million of the Units in our Initial Public Offering. The trading volume, volatility and liquidity of our securities may be reduced relative to what they would have been had the Units been more widely offered and sold to other public investors.

Although we have no knowledge of any affiliation or other agreement or arrangement, as to voting of our securities or otherwise, among the non-managing HoldCo investors, so long as they continue to hold a substantial portion of the Units purchased, Sponsor HoldCo and the non-managing HoldCo investors would collectively own a significant number of our shares. Therefore, insofar as the non-managing HoldCo investors continue to hold the shares included in the Units and individually decide to vote such shares in favor of our initial business combination, we would not need any additional Public Shares to be voted in favor of our initial business combination to have our initial business combination approved.

Because each Unit contains one-half of one public warrant and only a whole public warrant may be exercised, the Units may be worth less than Units of other blank check companies.

Each Unit contains one-half of one public warrant. Pursuant to the warrant agreement, no fractional public warrants will be issued upon separation of the Units, and only whole public warrants will trade. This is different from other offerings similar to ours whose Units include one ordinary share and one whole public warrant or a greater fraction of one whole public warrant to purchase one share. We have established the components of the Units in this way in order to reduce the dilutive effect of the public warrants upon completion of a business combination since the public warrants will be exercisable in the aggregate for a third of the number of shares compared to Units that each contain a whole public warrant to purchase one whole share, thus making us, we believe, a more attractive business combination partner for target businesses. Nevertheless, this Unit structure may cause our Units to be worth less than if they included one whole public warrant or a greater fraction of one whole public warrant to purchase one whole share.

Our management’s ability to require holders of our public warrants to exercise such public warrants on a cashless basis will cause holders to receive fewer Class A ordinary shares upon their exercise of the public warrants than they would have received had they been able to exercise their public warrants for cash.

If we call our public warrants for redemption after the redemption criteria has been satisfied, our management will have the option to require any holder that wishes to exercise its public warrants (including any public warrants held by Sponsor HoldCo, our co-sponsors, officers, directors or their permitted transferees) to do so on a cashless basis. If our management chooses to require holders to exercise their public warrants on a cashless basis, the number of Class A ordinary shares received by a holder upon exercise will be fewer than it would have been had such holder exercised their public warrants for cash. This will have the effect of reducing the potential “upside” of the holder’s investment in us.

Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. federal courts may be limited.

We are an exempted company incorporated under the laws of the Cayman Islands. As a result, it may be difficult for investors to effect service of process within the United States upon our directors or officers, or enforce judgments obtained in the United States courts against our directors or officers.

Our corporate affairs is governed by our amended and restated memorandum and articles of association, the Companies Act (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a federal court of the United States.

The courts of the Cayman Islands are unlikely (1) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (2) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple

Our warrant agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.

Our warrant agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

Notwithstanding the foregoing, these provisions of the warrant agreement do not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope of the forum provisions of the warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.

This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

Provisions in our amended and restated memorandum and articles of association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A ordinary shares and could entrench management.

Our amended and restated memorandum and articles of association contain provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include two-year director terms and the ability of our board of directors to designate the terms of and issue new series of preference shares, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

We may issue our shares to investors in connection with our initial business combination at a price which is less than the prevailing market price of our shares at that time.

In connection with our initial business combination, we may issue shares to investors in private placement transactions (so-called PIPE transactions) at a price of $10.00 per share or at a price which approximates the per-share amounts in our trust account at such time. The purpose of such issuances will be to enable us to provide sufficient liquidity to the post-business combination entity. The price of the shares we issue may therefore be less, and potentially significantly less, than the market price for our shares at such time.

General Risk Factors

We have no operating history and no operating revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a exempted company incorporated under the laws of the Cayman Islands with no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

Past performance by our management team and their affiliates may not be indicative of future performance of an investment in the company.

Information regarding performance by our management team and their affiliates is presented for informational purposes only. Past performance by our management team and their affiliates is not a guarantee either (1) that we will be able to identify a suitable candidate for our initial business combination or (2) of success with respect to any business combination we may consummate. You should not rely on the historical record of our management team or their affiliates or any related investment’s performance as indicative of our future performance of an investment in the company or the returns the company will, or is likely to, generate going forward.

We may be a passive foreign investment company, or “PFIC,” which could result in adverse U.S. federal income tax consequences to U.S. investors.

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder of our ordinary shares or warrants, the U.S. Holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our taxable year ended December 31, 2024, our current taxable year, and our subsequent taxable years may depend upon the status of an acquired company pursuant to a business combination and whether we qualify for the PFIC start-up exception. Depending on the particular circumstances, the application of the start-up exception may be subject to uncertainty, and there cannot be any assurance that we will qualify for the start-up exception. Accordingly, there can be no assurances with respect to our status as a PFIC for our taxable year ended December 31, 2024, our current taxable year, or any subsequent taxable year. Our actual PFIC status for any taxable year, moreover, will not be determinable until after the end of such taxable year. If we determine we are a PFIC for any taxable year, we will endeavor upon written request to provide to a U.S. Holder such information as the Internal Revenue Service (“IRS”) may require, including a PFIC Annual Information Statement, in order to enable the U.S. Holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information, and such election would likely be unavailable with respect to our warrants in all cases. We urge U.S. Holders to consult their tax advisors regarding the possible application of the PFIC rules to holders of our ordinary shares and warrants.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our ordinary shares held by non-affiliates exceeds $700 million as of the end of any second quarter of a fiscal year, in which case we would no longer be an emerging growth company as of the end of such fiscal year. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates equals or exceeds $250 million as of the end of that year’s second fiscal quarter, or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year or the market value of our ordinary shares held by non-affiliates equals or exceeds $700 million as of the end of that year’s second fiscal quarter. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Since only holders of our founder shares will have the right to vote on the appointment of directors, upon the listing of our shares on the Nasdaq, the Nasdaq may consider us to be a “controlled company” within the meaning of the Nasdaq rules and, as a result, we may qualify for exemptions from certain corporate governance requirements.

After completion of the Initial Public Offering, only holders of our founder shares will have the right to vote on the appointment of directors. As a result, the Nasdaq may consider us to be a “controlled company” within the meaning of the Nasdaq corporate governance standards. Under the Nasdaq corporate governance standards, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that:

●	we have a board that includes a majority of “independent directors,” as defined under the rules of the Nasdaq;

●	we have a compensation committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

●	a majority of the independent directors recommend director nominees for selection by the board of directors.

We do not intend to utilize these exemptions and intend to comply with the corporate governance requirements of the Nasdaq, subject to applicable phase-in rules. However, if we determine in the future to utilize some or all of these exemptions, you will not have the same protections afforded to shareholders of companies that are subject to all of the Nasdaq corporate governance requirements.

We may not be able to complete an initial business combination since such initial business combination may be subject to regulatory review and approval requirement, including foreign investment regulations and review by government entities such as the Committee on Foreign Investment in the United States (“CFIUS”), or may be ultimately prohibited.

Our initial business combination may be subject to regulatory review and approval requirements by governmental entities, or ultimately prohibited. For example, CFIUS has authority to review direct or indirect foreign investments in U.S. companies. Among other things, CFIUS is empowered to require certain foreign investors to make mandatory filings, to charge filing fees related to such filings, and to self-initiate national security reviews of foreign direct and indirect investments in U.S. companies if the parties to that investment choose not to file voluntarily. In the case that CFIUS determines an investment to be a threat to national security, CFIUS has the power to unwind or place restrictions on the investment. Whether CFIUS has jurisdiction to review an acquisition or investment transaction depends on - among other factors - the nature and structure of the transaction, including the level of beneficial ownership interest and the nature of any information or governance rights involved. For example, investments that result in “control” of a U.S. business by foreign person always are subject to CFIUS jurisdiction. CFIUS’s expanded jurisdiction under the Foreign Investment Risk Review Modernization Act of 2018 and implementing regulations that became effective on February 13, 2020 further includes investments that do not result in control of a U.S. business by a foreign person but afford certain foreign investors certain information or governance rights in a U.S. business that has a nexus to “critical technologies,” “critical infrastructure” and/or “sensitive personal data.”

If a particular proposed initial business combination with a U.S. business falls within CFIUS’s jurisdiction, we may determine that we are required to make a mandatory filing or that we will submit to CFIUS review on a voluntary basis, or to proceed with the transaction without submitting to CFIUS and risk CFIUS intervention, before or after closing the transaction. CFIUS may decide to block or delay our proposed initial business combination, impose conditions with respect to such initial business combination or request the President of the United States to order us to divest all or a portion of the U.S. target business of our initial business combination that we acquired without first obtaining CFIUS approval, which may limit the attractiveness of, delay or prevent us from pursuing certain target companies that we believe would otherwise be beneficial to us and our shareholders. As a result, the pool of potential targets with which we could complete an initial business combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies which do not have similar foreign ownership issues. In addition, certain federally licensed businesses may be subject to rules or regulations that limit foreign ownership.

The process of government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete our initial business combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we are unable to consummate our initial business combination within the applicable time period required under our amended and restated memorandum and articles of association, including as a result of extended regulatory review of a potential initial business combination, we will, as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares for a pro rata portion of the funds held in the trust account and as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such event, our shareholders will miss the opportunity to benefit from an investment in a target company and the appreciation in value of such investment. Additionally, our warrants will be worthless.

Adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions, could adversely affect our business, financial condition or results of operations, or our prospects.

The funds in our operating account and our trust account will be held in banks or other financial institutions and will be invested or held only in either (i) U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations, (ii) as uninvested cash, or (iii) an interest bearing bank demand deposit account or other accounts at a bank. To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer we hold investments in the trust account, we may, at any time (and will no later than 24 months from the closing of the Initial Public Offering) instruct the trustee to liquidate the investments held in the trust account and instead to hold the funds in the trust account in cash or in an interest bearing demand deposit account. For more information about the risk of the company being considered to be operating as an unregistered investment company, see “- If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.” Our cash held in non-interest bearing and interest-bearing accounts may exceed any applicable Federal Deposit Insurance Corporation (“FDIC”) insurance limits. Should events, including limited liquidity, defaults, non-performance or other adverse developments occur with respect to the banks or other financial institutions that hold our funds, or that affect financial institutions or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, the value of the assets in our trust account could be impaired, which could have a material impact on our operating results, liquidity, financial condition and prospects. For example, on March 10, 2023, the FDIC announced that Silicon Valley Bank had been closed by the California Department of Financial Protection and Innovation. We cannot guarantee that the banks or other financial institutions that will hold our funds will not experience similar issues.

Members of our management team and board of directors have significant experience as founders, board members, officers, executives or employees of other companies. Certain of those persons have been, may be, or may become, involved in litigation, investigations or other proceedings, Including related to those companies or otherwise. The defense or prosecution of these matters could be time-consuming and could divert our management’s attention, and may have an adverse effect on us, which may impede our ability to consummate an initial business combination.

During the course of their careers, members of our management team and board of directors have had significant experience as founders, board members, officers, executives or employees of other companies. As a result of their involvement and positions in these companies, certain of those persons have been, may be or may in the future become involved in litigation, investigations or other proceedings, including relating to the business affairs of such companies, transactions entered into by such companies, or otherwise. Individual members of our management team and board of directors also may become involved in litigation, investigations or other proceedings involving claims or allegations related to or as a result of their personal conduct, either in their capacity as a corporate officer or director or otherwise, and may be personally named in such actions and potentially subject to personal liability. Any such liability may or may not be covered by insurance and/or indemnification, depending on the facts and circumstances. The defense or prosecution of these matters could be time-consuming. Any litigation, investigations or other proceedings and the potential outcomes of such actions may divert the attention and resources of our management team and board of directors away from identifying and selecting a target business or businesses for our initial business combination and may negatively affect our reputation, which may impede our ability to complete an initial business combination.

Legal proceedings against the managing member of one of our co-sponsors as well as an independent director, in each case related to their prior professional endeavors outside the Company, could affect our business combination process.

Between April and September 2017, several class and derivative actions were filed in connection with certain public disclosures made by Hain Celestial, including financial performance disclosures submitted to the SEC for fiscal years 2014, 2015 and 2016. Irwin Simon, the managing member of one of our co-sponsors, was named as an individual defendant in each of these lawsuits. The lawsuits generally shared a factual nexus, and alleged securities law violations against all defendants, including Mr. Simon. In 2023, the Eastern District Court of New York dismissed the case with prejudice (adopting the recommendation by the magistrate judge), to which plaintiffs filed objections. This appeal remains pending.

Mr. Simon disputes all such allegations and is defending vigorously against the lawsuits. While Mr. Simon does not believe such litigation and appellate process will be time consuming nor divert their attention from our search for a target business, it is possible that the litigation does consume some of his time and that potential target businesses may ask about the status of the litigation.

In addition, between January and September 2023, several class and derivative actions were filed in Nevada and Florida against Celsius Holdings, Inc. generally sharing a factual nexus and alleging, among other matters, securities law violations and breach of fiduciary duties. Certain of the directors and officers of Celsius Holdings, Inc. were named in some of these lawsuits, including Alexandre Ruberti, who served on the board of directors of Celsius Holdings, Inc. from February 2021 until March 2024. In January 2024, the class action cases were resolved and closed. Regarding the derivative actions, the parties reached a stipulation and settlement agreement in December 2024. In January 2025, the court issued a preliminary approval order for the settlement, with no objections filed.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

As of December 31, 2024, we had $483,572 in cash. The funds available to us outside of the Trust Account may not be sufficient to allow us to operate for at least the 24 months following the closing of the Initial Public Offering, assuming that our initial business combination is not completed during that time. We have incurred, and expect to continue to incur, significant costs in pursuit of our acquisition plans. Management’s plans to address this need for capital through potential loans from certain of our affiliates are discussed in the section of this Annual Report titled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” However, our affiliates are not obligated to make loans to us in the future, and we may not be able to raise additional financing from unaffiliated parties necessary to fund our expenses. Any such event in the future may negatively impact the analysis regarding our ability to continue as a going concern at such time. Our plans to raise capital and to consummate our initial business combination may not be successful.

Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

The initial deadline for us to complete our initial business combination is May 13, 2026. It is uncertain that we will be able to consummate a business combination by this time. If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Holders of our Public Shares will receive only approximately $10.00 per share, or less, and our warrants will expire worthless. These factors, among others, increase the risk that our independent registered public accounting firm could raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this Annual Report do not include any adjustments that might result from our inability to continue as a going concern.

Item 1.B. Unresolved Staff Comments.

None.

Item 1.C. Cybersecurity.

Risk Management and Strategy

The Company regularly assesses risks from cybersecurity threats, monitors its information systems for potential vulnerabilities and tests those systems pursuant to the Company’s cybersecurity processes and practices, which are integrated into the Company’s overall risk management system. The Company uses various security tools designed to help the Company identify, investigate, resolve and recover from security incidents in a timely manner.

To date, cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected and we believe are not reasonably likely to affect the Company, including its business strategy, results of operations or financial condition. Refer to the risk factor captioned “Cyber incidents or cyberattacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss” in Part I, Item 1A. “Risk Factors” for additional description of cybersecurity risks and potential related impacts on the Company.

Governance

Our board of directors oversees the Company’s risk management process, including on cybersecurity risks, directly and through its committees. The Audit Committee of the board oversees the Company’s risk management program, which focuses on the most significant risks the Company faces in the short-, intermediate-, and long-term timeframe. Audit Committee meetings include discussions of specific risk areas throughout the year, as needed, including, among others, those relating to cybersecurity.

The Company takes a risk-based approach to cybersecurity and has implemented cybersecurity policies throughout its operations that are designed to address cybersecurity threats and incidents.

Item 2. Properties.

We currently maintain our executive offices at 300 Park Avenue, 2nd Floor, New York, New York. The cost for this space is included in the $5,000 per month fee that we will pay an affiliate of GP Sponsor for office space, administrative and support services. We consider our current office space adequate for our current operations. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings.

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or any of our officers or directors in their corporate capacity.

Item 4. Mine Safety Disclosures.

None.

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Our Units began trading on Nasdaq on May 9, 2024. Each Unit consists of one Class A ordinary share and one-half of one redeemable warrant to purchase one Class A ordinary share. On June 28, 2024, we announced that holders of the Units may elect to separately trade the Class A ordinary shares and redeemable warrants included in the Units commencing on July 1, 2024. Any Units not separated continue to trade on Nasdaq under the symbol “GPATU” Any underlying Class A ordinary shares and redeemable warrants that were separated trade on the Nasdaq under the symbols “GPAT” and “GPATW,” respectively.

(b) Holders

As of March 28, 2025, there was approximately one holder of record of our Units, approximately one holder of record of our separately traded Class A ordinary share, and approximately three holders of record of our redeemable warrants. The number of record holders was determined from the records of our transfer agent.

(c) Dividends

We have not paid any cash dividends on our Class A ordinary shares to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e) Performance Graph

The performance graph has been omitted as permitted under rules applicable to smaller reporting companies.

(f) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Unregistered Sales

On November 29, 2020, GP sponsor paid $25,000 to cover certain of our offering and formation costs in exchange for the issuance of 7,187,500 founder shares to GP sponsor, or approximately $0.004 per share (after giving effect to a share surrender effected on February 1, 2021). On March 22, 2021, GP sponsor transferred 25,000 founder shares to each of our independent directors elected at that time, which shares were subsequently surrendered on December 29, 2023, in connection with the resignation of those independent directors. On March 22, 2021, GP sponsor transferred 3,543,750 founder shares to Act III sponsor at their original purchase price. On December 17, 2021, we effected a share capitalization with respect to our Class B ordinary shares of 2,395,834 shares thereof. On December 29, 2023, each of our co-sponsors surrendered 1,147,917 Class B ordinary shares, which, together with the simultaneous surrender of Class B ordinary shares by our resigning independent directors, resulted in our co-sponsors holding an aggregate of 7,187,500 founder shares. On March 7, 2024, Act III sponsor transferred 1,796,875 founder shares to Boxcar sponsor at their original purchase price. Subsequently, on March 7, 2024, our co-sponsors formed Sponsor HoldCo, through which our co-sponsors (i) hold their respective founder shares and (ii) have committed to purchase private placement warrants. Subsequently, on March 7, 2024, our co-sponsors contributed 7,187,500 founder shares to Sponsor HoldCo at their original purchase price, resulting in GP sponsor, Act III sponsor and Boxcar sponsor indirectly holding, through their respective membership interests in Sponsor HoldCo, 3,593,750 founder shares, 1,796,875 founder shares and 1,796,875 founder shares, respectively (without considering the subsequent transfer of 75,000 founder shares from Sponsor HoldCo to our independent directors). Subsequently, on March 7, 2024, Sponsor HoldCo transferred 25,000 founder shares to each of our independent directors (an aggregate of 75,000 founder shares) at their original purchase price. Considering each non-managing HoldCo investor purchasing, through Sponsor HoldCo, the private placement warrants allocated to it in connection with the closing of this offering, Sponsor HoldCo issued membership interests at a nominal purchase price to the non-managing HoldCo investors reflecting interests in an aggregate of 3,220,000 founder shares held by Sponsor HoldCo.

The founder shares included an aggregate of up to 937,500 shares subject to forfeiture by the holders thereof depending on the extent to which the underwriter’s over-allotment option is exercised, so that the number of founder shares will collectively represent 20% of our issued and outstanding shares upon the completion of the Initial Public Offering. On May 13, 2024, as a result of the underwriter’s election to fully exercise its over-allotment option, the 937,500 shares are no longer subject to forfeiture.

On March 7, 2024, the co-sponsors formed Sponsor HoldCo, through which the co-sponsors (i) hold their respective founder shares and (ii) purchased private placement warrants.

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

These issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. No underwriting discounts or commissions were paid with respect to such sales.

Use of Proceeds

On May 13, 2024, the Company consummated its Initial Public Offering of 28,750,000 Units at $10.00 per Unit, generating gross proceeds of $287,500,000. Cantor served as sole book-running manager for the Initial Public Offering. The securities sold in the Initial Public Offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-278825). The SEC declared the registration statements effective on May 9, 2024.

On March 7, 2024, the co-sponsors formed Sponsor HoldCo, through which the co-sponsors (i) hold their respective founder shares and (ii) purchased private placement warrants.

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

In connection with the Initial Public Offering, we incurred offering costs of approximately $20,269,166 (including $5,000,000 of cash underwriting fee and deferred underwriting commissions of $13,687,500). Other incurred offering costs consisted principally of preparation, advisory and other fees related to the Initial Public Offering. After deducting the underwriting discounts and commissions (excluding the deferred portion, which amount will be payable upon consummation of the initial business combination, if consummated) and the other Initial Public Offering expenses, $287,500,000 of the net proceeds from our Initial Public Offering and certain of the proceeds from the private placement of the private placement warrants (or $10.00 per Unit sold in the Initial Public Offering) was placed in the Trust Account. The net proceeds of the Initial Public Offering and certain proceeds from the sale of the private placement warrants are held in the Trust Account and invested as described elsewhere in this Annual Report on Form 10-K.

There has been no material change in the planned use of the proceeds from the Initial Public Offering and Private Placement as is described in the Company’s final prospectus related to the Initial Public Offering. For a description of the use of the proceeds generated from the Initial Public Offering, see “Item 1. Business.”

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements and Risk Factor Summary,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

We are a blank check company incorporated in the Cayman Islands on November 23, 2020, formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses that we have not yet identified. We intend to effectuate our business combination using cash derived from the proceeds of the Initial Public Offering and the sale of the private placement warrants, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from November 23, 2020 (inception) through December 31, 2024 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and subsequent to the Initial Public Offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2024, we had a net income of $8,671,665, which consisted of interest earned on marketable securities held in the Trust Account of $9,236,638, partially offset by organizational and operational costs of $564,973.

For the year ended December 31, 2023, we had net loss of $14,041, which consists of organizational and operational costs.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of shares of Class B ordinary shares, par value $0.0001 per share, by our co-sponsors in the amount of $25,000 and loans from our co-sponsors or their affiliates pursuant to promissory notes. These loans are non-interest bearing, unsecured and are due at the earlier of the consummation of our initial business combination and the second anniversary of the consummation of our Initial Public Offering. As of December 31, 2024, there was a total amount of $400,000 outstanding under such promissory notes, of which $200,000 remains outstanding under the promissory note with GP Sponsor, $100,000 remains outstanding under the promissory note with Boxcar Partners Two, LLC, an affiliate of Boxcar sponsor, and $100,000 remains outstanding under the promissory note with  Act III sponsor.

On May 13, 2024, we consummated the Initial Public Offering of 28,750,000 Units, which includes the full exercise by the underwriter of its over-allotment option in the amount of 3,750,000 Units, at $10.00 per Unit, generating gross proceeds of $287,500,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 7,000,000 private placement warrants to Sponsor HoldCo and to Cantor at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $7,000,000, including the purchase by the non-managing HoldCo investors, indirectly through the purchase of non-managing Sponsor HoldCo membership interests, if 4,025,000 private placement warrants at a price of $1.00 per warrant.

Following the Initial Public Offering and the private placement, a total of $287,500,000 ($10.00 per Unit) was placed in the Trust Account. We incurred transaction costs of $20,269,166 consisting of $5,000,000 of cash underwriting fee, $13,687,500 of deferred underwriting fee (see additional discussion in Note 6 of the financial statements), and $1,581,666 of other offering costs.

For the year ended December 31, 2024, cash used in operating activities was $584,718. Net income of $8,671,665 was affected by interest earned on marketable securities held in the Trust Account of $9,236,638. Changes in operating assets and liabilities used $19,745 of cash for operating activities.

For the year ended December 31, 2023, cash used in operating activities was $10,970. Net loss of $14,041 was affected by changes in operating assets and liabilities used $2,000 of cash for operating activities and payment of operating expenses through advances from related party of $1,071.

As of December 31, 2024, we had marketable securities held in the Trust Account of $296,736,638 (including approximately $9,236,638 of interest income). We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less permitted withdrawals and deferred underwriting discounts and commissions), to complete our initial business combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2024, we had cash of $483,572. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination, and to pay for directors and officers liability insurance premiums. We have incurred and expect to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a business combination.

We initially have until May 13, 2026 to consummate the initial business combination (assuming no extensions). If we do not complete a business combination, we will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the Amended and Restated Memorandum and Articles of Association. Notwithstanding management’s belief that we would have sufficient funds to execute its business strategy, there is a possibility that business combination might not happen within the 24-month period from the date of the auditors’ report.

In connection with our assessment of going concern considerations in accordance with ASC 205-40, “Going Concern”, as of December 31, 2024, we may need to raise additional capital through loans or additional investments from our co-sponsors, Sponsor HoldCo, stockholders, officers, directors, or third parties. Our officers, directors and co-sponsors may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

Management plans to address this uncertainty through a business combination. If a business combination is not consummated within 24 months from the closing of the Initial Public Offering, currently May 13, 2026, there will be a mandatory liquidation and subsequent dissolution. Management has determined that the liquidity condition raises substantial doubt about our ability to continue as a going concern.  No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate within 24 months from the closing of the Initial Public Offering. We intend to complete the initial business combination before the end of the 24-month period. However, there can be no assurance that we will be able to consummate any business combination by the end of this period or at all.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an aggregate of $5,000 per month to the affiliate of GPIAC II, LLC for office space, administrative and support services. We began incurring these fees on May 8, 2024 and will continue to incur these fees monthly until the earlier of the completion of the business combination and our liquidation.

The underwriter is entitled to a deferred fee of (i) $0.45 per Unit sold in the base offering of the Initial Public Offering, or $11,250,000 in the aggregate, and (ii) $0.65 per Unit sold pursuant to the underwriter’s over-allotment option, or up to an additional $2,437,500 in the aggregate ($13,687,500 in total). Considering that the underwriter’s over-allotment option was exercised in full, the deferred underwriter’s fee of $13,687,500 will become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes an initial business combination subject to the terms of the underwriting agreement.

Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, actual results could materially differ from those estimates. As of December 31, 2024 and 2023, we did not have any critical accounting estimates to be disclosed.

Net Income per Ordinary Share

We comply with accounting and disclosure requirements of ASC 260, Earnings Per Share. We have two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income per ordinary share is calculated by dividing the net income by the weighted average ordinary shares outstanding for the respective period. Diluted net income per share attributable to ordinary shareholders adjust the basic net income per share attributable to ordinary shareholders and the weighted-average ordinary shares outstanding for the potentially dilutive impact of outstanding warrants. However, because the warrants are anti-dilutive, diluted income per ordinary share is the same as basic income per ordinary share for the periods presented.

Recent Accounting Standards

In March 2024, the FASB issued ASU 2024-01, “Compensation- Stock Compensation (Topic 718): Scope Application of Profit Interest and Similar Awards” (“ASU 2024-01”). This ASU provides clarification on when profit interest awards should be accounted for similar to a cash bonus or profit-sharing arrangement in accordance with ASC 710 or as a share-based payment arrangement in accordance with ASC 718. The FASB issued this ASU to address diversity in the practice of accounting for profit interest awards. Management does not believe the adoption of ASU 2024-01 will have a material impact on the accompanying financial statements and disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating officer decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 as required for the year ended December 31, 2024. The adoption requires us to provide additional disclosures, but otherwise it does not materially impact our financial statements.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Item 7.A. Quantitative and Qualitative Disclosure About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 8. Financial Statements and Supplementary Data.

This information appears following Item 15 of this Report and is included herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9.A. Controls and Procedures.

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective. Management believes that the financial statements included in this Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management’s Report on Internal Controls over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act and the transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9.B. Other Information.

During the quarter ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408(a) of Regulation S-K.

Item 9.C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our current directors and executive officer are as follows:

Name	Age	Title
Fersen Lamas Lambranho	63	Co-Chairman of the Board of Directors
Steven L. Spinner	65	Co-Chairman of the Board of Directors
Antonio Bonchristiano	57	Chief Executive Officer
Rodrigo Boscolo	41	Chief Financial Officer
Andrew Fleiss	46	Independent Director
Alexandre Ruberti	48	Independent Director
Sergio Pedreiro	59	Independent Director

Fersen Lamas Lambranho, Co-Chairman of the Board of Directors

Mr. Lambranho is the Chairman of GP Investments. He joined the firm in 1998 and became a Managing Director in 1999. Prior to joining GP Investments, Mr. Lambranho was the CEO of Lojas Americanas, which he joined in 1985, where he stayed for over 13 years, and also served as a member of the board for five more years (from 1998 to 2003).

He currently serves on the boards of Ensure Holdings LLC, G2D Investments, Ltd., GP Advisors and Grupo SBF. He has been a board member of non-profit entities, such as the São Paulo Museum of Art since 2014. In addition, he previously chaired the board of GP Investments Acquisition Corp. (the first special purpose acquisition company sponsored by GP Investments) and also served on the boards of Spice Private Equity AG (from 2016 to 2024), LEON Restaurants (from 2017 to 2021), Magnesita Refratários (from 2007 to 2017), RHI Magnesita (from 2017 to 2019), BRMalls (from 2006 to 2010), Allis (from 2007 to 2013), BHG (from 2010 to 2018), Estácio (from 2008 to 2013), BRZ Investimentos (from 2013 to 2016), São Carlos Empreendimentos e Participações (from 2008 to 2013), Playcenter (from 2001 to 2005), Shoptime (from 2004 to 2005), Farmasa (from 2007 to 2009), Hypera (from 2007 to 2009), BR Properties (from 2006 to 2012) and Americanas.com (from 1999 to 2003), among other companies.

Mr. Lambranho holds a bachelor’s degree in civil engineering from the Universidade Federal do Rio de Janeiro and a MSc degree in business administration from COPPEAD-UFRJ. He also completed the Owner President Management Program at the Harvard Business School.

We believe Mr. Lambranho’s qualifications to serve on our board of directors include his education, his investment experience and his numerous directorships.

Antonio Bonchristiano, Chief Executive Officer

Mr. Bonchristiano has served as a member of the board of directors and the CEO of GP Investments since April 2014. He joined GP Investments in 1993 and became Managing Director in 1995. Prior to joining GP Investments, Mr. Bonchristiano was a Partner at Johnston Associates Inc., a finance consultancy based in London, from 1990 to 1992, and worked for Salomon Brothers Inc. in London and New York from 1987 to 1990. Currently, he serves as a member of the boards of directors of Ensure Holdings LLC, Virtual Dining Concepts Inc., G2D Investments, Ltd., BR Properties and GP Advisors. Mr. Bonchristiano also served on the board of several non-profit organizations, including Fundação Estudar in São Paulo, Brazil, Fundação Bienal de São Paulo (from 2010 to 2016) and John Carter Brown Library, in Providence, Rhode Island, USA (from 2011 to 2020). Mr. Bonchristiano holds a bachelor’s degree in Politics, Philosophy, and Economics from the University of Oxford.

Previously, he served as a member of the boards of directors of Ambev S.A. (from 2014 to 2023), Rimini Street (from 2017 to 2021), BHG (from 2010 to 2013), LAHotels (from 2007 to 2009), ALL (from 2003 to 2008), CEMAR (from 2004 to 2005), Gafisa (from 1997 to 2006), Hopi Hari (from 2002 to 2007), Submarino (from 1999 to 2001), Geodex Communication (in 2001), BRMalls (from 2005 to 2006), Tempo (from 2005 to 2006) and Magnesita Refratários (from 2006 to 2008), among other companies. He also served as Chief Financial Officer of SuperMar Supermercados (from 1995 to 1997) and Founder and Chief Executive Officer of Submarino (from 1999 to 2001). He served as vice-chairman of the board of directors of BR Properties SA (from 2012 to 2013), officer of Geodex Communication (from 1999 to 2000) and Contax Participações (from 2002 to 2003).

We believe Mr. Bonchristiano’s qualifications to serve on our board of directors include his extensive experience in private equity, numerous directorship roles and his financial expertise.

Steven L. Spinner, Co-Chairman of our Board of Directors

Steven L. Spinner has served as Chairman of the Board and Chief Executive Officer of United Natural Foods, Inc. (NYSE: UNFI) from December 2016 to August 2021, and as Chief Executive Officer and as a member of the Board between 2008 and 2016.

Prior to joining United Natural Foods, Inc. in September 2008, Mr. Spinner served as a director and as Chief Executive Officer of Performance Food Group Company (“PFG”) from October 2006 to May 2008, when PFG was acquired by affiliates of The Blackstone Group and Wellspring Capital Management. Mr. Spinner previously had served as PFG’s President and Chief Operating Officer beginning in May 2005. Mr. Spinner served as PFG’s Senior Vice President and Chief Executive Officer — Broadline Division from February 2002 to May 2005 and as PFG’s Broadline Division President from August 2001 to February 2002.

Mr. Spinner currently serves as Lead Outside Director of ArcBest Corporation, a holding company of businesses providing integrated logistics solution, since July 2011. Additionally he is an operating partner at Mid Ocean Partners and a partner at Boxcar Partners.

We believe Mr. Spinner’s qualifications to serve on our board of directors include his extensive experience of over 28 years in the wholesale food distribution business, including having held executive management positions with major food, logistics and brands businesses in the United States.

Rodrigo Boscolo, Chief Financial Officer

Mr. Boscolo is a Managing Director and the Chief Financial Officer of GP Investments. Mr. Boscolo’s role encompasses deploying the firm’s proprietary capital in North America and Europe, as well as managing the firm’s global finance, treasury, technology, investor relations and corporate development functions. Since joining GP Investments in 2010, Mr. Boscolo has led or was involved in multiple transactions in a broad range of geographies and industries, particularly in the technology, business services, consumer, restaurants and retail sectors.

Mr. Boscolo has served as the Chief Financial and Investor Relations Officer at GP Investments since 2018. He is also a member of the board of directors of G2D Investments, Ltd. Previously, he also served as Investor Relations Officer at Spice Private Equity AG (from 2017 to 2024) and on the board of directors of LEON Restaurants (from 2017 to 2021). Mr. Boscolo worked as a consultant at The Boston Consulting Group (from 2008 to 2010). Rodrigo is a graduate of the University of Pennsylvania, where he earned an M.B.A. from the Wharton School in 2014 and a M.A. in International Studies from the School of Arts and Sciences at the Lauder Institute in 2016. Rodrigo also holds a M.S. from Kedge Business School, in Marseille, France in 2007.

Andrew Fleiss, Director

Mr. Andrew Fleiss is an independent director of the Company. Mr. Fleiss is an investment professional focused on sourcing, structuring and creating value in private and public investments. Mr. Fleiss is a partner of Hudson Ferry Capital, an investment firm based in Stamford, Connecticut. Mr. Fleiss worked at GP Investments from 2015 to 2019, making private equity investments and managing GP Investments Acquisition Corp, a special purpose acquisition company which merged with Rimini Street Inc. Previously, Mr. Fleiss worked at Liberty Partners from 2003 to 2015 making buyout and growth equity investments in middle market companies. Mr. Fleiss began his career in investment banking at UBS Warburg, advising on mergers and acquisitions and working on corporate equity and debt issuances. Mr. Fleiss received his BS in Psychology from Amherst College. Given his expertise in private equity, successful career at GP Investments, and prior work with a special purpose acquisition company, we believe Mr. Fleiss will provide valuable advice as we consider potential merger candidates.

Alexandre Ruberti, Director

Mr. Alexandre Ruberti is an independent director of the Company. Mr. Ruberti currently serves as CEO of Airwater Co. Americas (on demand air to water technology company), as board member at Zevia PBC (NYSE: ZVIA) (premium clean-ingredient zero sugar beverage company) and at ZICO Rising, Inc. (premium bottled coconut water company). Until March 2024 Mr. Ruberti served as board member at Celsius Holdings, Inc. (Energy Drink — NASDAQ: CELH). He carries over 25 years of experience in the consumer packaged goods industry. Previously, Mr. Ruberti served as CEO of Future Farm (a plant-based meat company), as the President of Red Bull Distribution Company USA, Executive Vice President of Sales for Red Bull North America, Chief Commercial Officer of Red Bull North America, and as Head of National Sales and Distribution of Brazil. Prior to Red Bull, he spent nine years at Coca-Cola Bottlers in Brazil. Mr. Ruberti obtained his MBA from Fundação Getulio Vargas in Brazil and lives in United States since 2011. He also serves as a Member of the Young Presidents’ Organization — YPO and is an active angel investor. Given Mr. Ruberti’s extensive experience in the beverage & food industry, we believe that he will provide valuable perspectives to executing our strategy, driving profitability and enhancing value for our shareholders.

Sergio Pedreiro, Director

Mr. Sergio Pedreiro is an independent director of the Company. Mr. Pedreiro currently serves as a director and chair of the audit committee and member of the compensation committee of Ashland Global Holdings Inc (NYSE:ASH) (additives and specialty chemical ingredients company), as a director, chair of the audit committee and member of the compensation committee of Eve Air Mobility (NYSE:EVEX) (electric aircraft and urban mobility infrastructure company). Mr. Pedreiro also serves as a partner at NuOrion Capital (financial advisory firm) and as an advisor to Spayne Lindsay & Co (consumer industry focused corporate finance independent firm). He has more than 20 years of experience in international finance and business administration across a diverse array of industries. Previously, Mr. Pedreiro served as the COO of Revlon, Inc. (global beauty company), as the CEO of Estre Ambiental Inc. (LatAm-based waste management company) from 2015 to 2019, as a board member of Advanced Disposal Inc. (US-based waste management company) from 2016 to 2017, and as an Associate Partner at BTG Pactual’s private equity division from 2014 to 2018. Before joining BTG Pactual, Mr. Pedreiro was the CFO of Coty Inc. (NYSE:COTY) (global beauty company) from 2009 to 2014, having led the Coty Inc.’s initial public offering in 2013, which raised approximately $1 billion in proceeds. He also served as the CFO of America Latina Logística S.A (currently Rumo S.A.) (BVMF:RAIL3) (cargo railroad company) from 2002 to 2008.

Mr. Pedreiro began his career as a business consultant at McKinsey & Company in Brazil. Mr. Pedreiro received his B.S. in Aeronautical Engineering with honors from Instituto Tecnológico de Aeronáutica in Brazil, and also holds an M.B.A. degree from Stanford University. Given Mr. Pedreiro’s extensive experience in leadership positions in the consumer-products industry, having participated in multiple capital markets transactions and managing publicly traded companies, we believe that Mr. Pedreiro will provide valuable perspectives to executing our strategy and evaluating potential merger candidates.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent within one year of our Initial Public Offering. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. We have three “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our board has determined that each of Andrew Fleiss, Alexandre Ruberti and Sergio Pedreiro is an independent director under applicable SEC rules and the Nasdaq listing standards.

Number, Terms of Office and Election of Officers and Director

Our board of directors consists of five members. Prior to our initial business combination, holders of our founder shares will have the right to appoint all of our directors and remove members of the board of directors for any reason, and holders of our Public Shares will not have the right to vote on the appointment of directors during such time. These provisions of our amended and restated memorandum and articles of association may only be amended by a special resolution passed by a majority of at least 90% of our ordinary shares attending and voting in a general meeting. Each of our directors will hold office for a three-year term. Subject to any other special rights applicable to the shareholders, any vacancies on our board of directors may be filled by the affirmative vote of a majority of the directors present and voting at the meeting of our board of directors or by a majority of the holders of our ordinary shares (or, prior to our initial business combination, holders of our founder shares).

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our amended and restated memorandum and articles of association as it deems appropriate. Our amended and restated memorandum and articles of association provide that our officers may consist of a Chairman or Co-Chairmen, a Vice-Chairman, a Chief Executive Officer, a President, a Chief Operating Officer, a Chief Financial Officer, Vice Presidents, a Secretary, Assistant Secretaries, a Treasurer and such other offices as may be determined by the board of directors.

Committees of the Board of Directors

Our board of directors has three standing committees — an audit committee in compliance with Section 3(a)(58)(A) of the Exchange Act, a compensation committee and a nominating committee, each comprised of independent directors. Each committee operates under a charter that was approved by our board of directors and has the composition and responsibilities described below. The charter of each committee is available on our website.

Audit Committee

The members of our audit committee are Andrew Fleiss, Alexandre Ruberti and Sergio Pedreiro. Sergio Pedreiro serves as chairman of the audit committee.

Each member of the audit committee is financially literate and our board of directors has determined that qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

We have adopted an audit committee charter, which details the purpose and principal functions of the audit committee, including:

●	assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent registered public accounting firm’s qualifications and independence, and (4) the performance of our internal audit function and independent registered public accounting firm;

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm and any other registered public accounting firm engaged by us;

●	pre-approving all audit and non-audit services to be provided by the independent registered public accounting firm or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	reviewing and discussing with the independent registered public accounting firm all relationships the independent registered public accounting firm has with us in order to evaluate their continued independence;

●	setting clear hiring policies for employees or former employees of the independent registered public accounting firm;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (1) the independent registered public accounting firm’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent registered public accounting firm, including reviewing our specific disclosures under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations;”

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

The members of our compensation committee are Andrew Fleiss, Alexandre Ruberti and Sergio Pedreiro. Alexandre Ruberti serves as chairman of the compensation committee. We have adopted a compensation committee charter, which details the purpose and responsibility of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and making recommendations to our board of directors with respect to the compensation, and any incentive-compensation and equity-based plans that are subject to board approval of all of our other officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, independent legal counsel or other adviser and is directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Nominating and Corporate Governance Committee

The members of our nominating and corporate governance committee are Andrew Fleiss, Alexandre Ruberti and Sergio Pedreiro. Andrew Fleiss serves as chair of the nominating and corporate governance committee. We have adopted a nominating and corporate governance committee charter, which details the purpose and responsibilities of the nominating and corporate governance committee, including:

●	identifying, screening and reviewing individuals qualified to serve as directors, consistent with criteria approved by the board of directors, and recommending to the board of directors candidates for nomination for election at the annual general meeting or to fill vacancies on the board of directors;

●	developing and recommending to the board of directors and overseeing implementation of our corporate governance guidelines;

●	coordinating and overseeing the annual self-evaluation of the board of directors, its committees, individual directors and management in the governance of Inc company; and

●	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

The charter also provides that the nominating and corporate governance committee may, in its sole discretion, retain or obtain the advice of, and terminate, any search firm to be used to identify director candidates, and is directly responsible for approving the search firm’s fees and other retention terms.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders. Prior to our initial business combination, holders of our Public Shares will not have the right to recommend director candidates for nomination to our board of directors.

Code of Ethics

We have adopted a code of ethics and business conduct (our “Code of Ethics”) applicable to our directors, officers and employees. We have filed a copy of our form of our Code of Ethics as an exhibit to this Annual Report. We have also posted a copy of our Code of Ethics and the charters of our audit committee, compensation committee and nominating and corporate governance committee on our website (https://www.gp-act3.com/). Our website and the information contained on, or that can be accessed through, the website is not deemed to be incorporated by reference in, and is not considered part of, this Annual Report. You are able to review this document by accessing our public filings at the SEC’s website at www.sec.gov. In addition, a copy of our Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Conflicts of Interest

Under Cayman Islands law, directors and officers owe the following fiduciary duties:

●	duty to act in good faith in what the director or officer believes to be in the best interests of the company as a whole;

●	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;

●	duty to not improperly fetter the exercise of future discretion;

●	duty to exercise powers fairly as between different sections of shareholders;

●	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and

●	duty to exercise independent judgment.

In addition to the above, directors also owe a duty of care, which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the company and the general knowledge, skill and experience which that director has.

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders; provided that there is full disclosure by the directors. This can be done by way of permission granted in the amended and restated memorandum and articles of association or alternatively by shareholder approval at general meetings.

In addition, members of our management team and our board of directors own founder shares and/or private placement warrants, and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

Our management team, in their capacities as directors, officers or employees of our co-sponsors or their respective affiliates or in their other endeavors, may choose to present potential business combinations to the related entities described above, current or future entities affiliated with or managed by either of our co-sponsors, or third parties, before they present such opportunities to us, subject to his or her fiduciary duties under Cayman Islands law and any other applicable fiduciary duties.

Our directors and officers presently have, and any of them in the future may have, additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our directors or officers becomes aware of a business combination opportunity that is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she may need to honor these fiduciary or contractual obligations to present such business combination opportunity to such entity, or in the case of a non-compete restriction, may not present such opportunity to us at all, subject to his or her fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other. Our directors and officers are also not required to commit any specified amount of time to our affairs, and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. See “Risk Factors — Certain of our directors and officers are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.”

Accordingly, if any of the above directors or officers become aware of a business combination opportunity which is suitable for any of the above entities to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity, subject to his or her fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other. We do not believe, however, that any of the foregoing fiduciary duties or contractual obligations will materially affect our ability to identify and pursue business combination opportunities or complete our initial business combination.

Potential investors should also be aware of the following potential conflicts of interest:

●	None of our directors or officers is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

●	In the course of their other business activities, our directors and officers may become aware of investment and business opportunities that may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented. For a complete description of our management’s other affiliations, see “— Directors and Officers.”

●	Our initial shareholders, directors and officers have agreed to waive their redemption rights with respect to any founder shares and Public Shares held by them in connection with the consummation of our initial business combination. Additionally, our initial shareholders have agreed to waive their redemption rights with respect to their founder shares if we fail to consummate our initial business combination within 24 months after the closing of the Initial Public Offering. However, if our initial shareholders (or any of our directors, officers or affiliates) acquire Public Shares, they will be entitled to liquidating distributions from the trust account with respect to such Public Shares if we fail to consummate our initial business combination within the prescribed time frame. If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the private placement warrants held in the trust account will be used to fund the redemption of our Public Shares, and the private placement warrants will expire worthless. With certain limited exceptions, the founder shares will not be transferable, assignable or salable by our initial shareholders until the earlier of: (1) one year after the completion of our initial business combination; and (2) subsequent to our initial business combination (x) if the last reported sale price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share dividends, rights issuances, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination or (y) the date on which we complete a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of our public shareholders having the right to exchange their ordinary shares for cash, securities or other property. With certain limited exceptions, the private placement warrants and the ordinary shares underlying such warrants, will not be transferable, assignable or salable by Sponsor HoldCo until 30 days after the completion of our initial business combination. Since our co-sponsors and directors and officers may directly or indirectly own ordinary shares and warrants and will directly or indirectly own founder shares following the Initial Public Offering, our directors and officers may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

●	Our directors and officers may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether to proceed with a particular business combination.

●	Our directors and officers may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such directors and officers was included by a target business as a condition to any agreement with respect to our initial business combination.

The conflicts described above may not be resolved in our favor.

Accordingly, as a result of multiple business affiliations, our directors and officers have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Below is a table summarizing the entities to which our directors and officers and certain of our affiliates currently have fiduciary duties or contractual obligations that may present a conflict of interest:

Individual	Entity	Entity’s Business	Affiliation
Fersen Lamas Lambranho	GP Investments and its affiliates	Investment firm	Chairman
	GP Advisors	Investment manager	Director
	Grupo SBF	Sporting goods retailer	Director
	The Craftory	Consumer venture capital firm	Director
	Ensure Holdings LLC	Insurance	Director
Irwin Simon	Aphria Inc.	Cannabis	Director/Officer
	MDC Partners Inc.	Marketing	Director
	Whole Earth Brands, Inc.	Packaged foods company	Executive Chairman
Antonio Bonchristiano	GP Investments and its affiliates	Investment firm	Chief Executive Officer and Director
	GP Advisors	Investment manager	Director
	Food First Global Restaurants	Restaurant company	Director
	Ensure Holdings LLC	Insurance	Chairman
	Virtual Dining Concepts Inc.	Influencer marketing foodtech	Director
Rodrigo Boscolo	GP Investments and its affiliates	Investment firm	Chief Financial Officer
	GP Advisors	Investment manager	Director
	The Craftory	Consumer venture capital firm	Alternate Director
	Food First Global Restaurants	Restaurant company	Director
Steven L. Spinner	ArcBest Corporation	Logistics company	Lead Outside Director
	Mid Ocean Partners	Alternative asset manager	Operating Partner
	Boxcar Partners	Alternative asset manager	Partner
Andrew Fleiss	Korona Partners	Investment firm	Partner
	Centerpark Management	Parking management	Adviser
	Hudson Ferry Capital	Investment firm	Partner
Alexandre Ruberti	Airwater Co. Americas	Water company	Chief Executive Officer
	Ashland Global Holdings Inc.	Chemical company	Director
	Eve Air Mobility	Aircraft company	Director
Sergio Pedreiro	NuOrion Capital	Financial advisory firm	Partner
	Spayne Lindsay & Co.	Corporate finance firm	Adviser
	Zevia PBC	Healthy carbonated beverage company	Director
	ZICO Rising, Inc.	Healthy coconut beverage company	Director

We are not prohibited from pursuing an initial business combination with a company that is affiliated with Sponsor Holdco, our co-sponsors, directors or officers or non-managing HoldCo investors, or making the acquisition through a joint venture or other form of shared ownership with either of Spopnsor HoldCo, our co-sponsors, directors or officers, or non-managing HoldCo investors. In the event we seek to complete our initial business combination with such a company, we, or a committee of independent and disinterested directors, would obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm that such an initial business combination is fair to our company from a financial point of view. In addition, pursuant to Nasdaq listing rules, our initial business combination must be approved by a majority of our independent directors.

In addition, Sponsor Holdco, our co-sponsors or any of their respective affiliates may make additional investments in the company in connection with the initial business combination, although Sponsor HoldCo, our co-sponsors and their affiliates have no obligation or current intention to do so. If Sponsor HoldCo, our co-sponsors or any of their respective affiliates elects to make additional investments, such proposed investments could influence Sponsor HoldCo and our co-sponsors’ motivation to complete an initial business combination.

In the event that we submit our initial business combination to our public shareholders for a vote, our initial shareholders, directors and officers have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement entered into with us, to vote any founder shares and Public Shares held by them in favor of our initial business combination. The non-managing HoldCo investors are not required to (i) hold any Units, Class A ordinary shares or public warrants they may purchase in the Initial Public Offering or thereafter for any amount of time, (ii) vote any Class A ordinary shares they may own at the applicable time in favor of our initial business combination or (iii) refrain from exercising their right to redeem their Public Shares at the time of our initial business combination. The non-managing HoldCo investors will have the same rights to the funds held in the trust account with respect to the Class A ordinary shares underlying the Units they may purchase in the Initial Public Offering as the rights afforded to our other public shareholders.

Item 11. Executive Compensation

None of our officers or directors has received any cash compensation for services rendered to us, except that Sponsor Holdco transferred to our independent directors, Messrs. Andrew Fleiss, Alexandrew Ruberti, and Sergio Pedreiro, 25,000 founder shares each (an aggregate of 75,000 founder shares) at their original purchase price prior to the closing of our Initial Public Offering.

Commencing on the date that our securities are first listed on Nasdaq through the earlier of consummation of our initial business combination and our liquidation, we will pay an affiliate of GP sponsor a total of $5,000 per month for office space, administrative and support services. Sponsor HoldCo, our co-sponsors, directors and officers, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to Sponsor HoldCo, our co-sponsors, directors, officers or our or any of their respective affiliates.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other compensation from the combined company. All compensation will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our officers after the completion of our initial business combination will be determined by a compensation committee constituted solely by independent directors.

We are not party to any agreements with our directors and officers that provide for benefits upon termination of employment. The existence or terms of any such employment or consulting arrangements may influence our management’s motivation in identifying or selecting a target business, and we do not believe that the ability of our management to remain with us after the consummation of our initial business combination should be a determining factor in our decision to proceed with any potential business combination.

Clawback Policy

We have adopted our Clawback Policy covering our executive officers. Our Clawback Policy provides that in the event of a required accounting restatement, our compensation committee will seek reimbursement of the portion of any incentive-based compensation that would not have been paid had our financial statements been correctly stated.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information available to us at March 28, 2025 with respect to our ordinary shares held by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

●	each of our executive officers and directors; and

●	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these are not exercisable within 60 days of March 28, 2025.

	Class A Ordinary Shares		Class B Ordinary Shares(1)
	Beneficially Owned	Approximate Percentage of Class Issued and Outstanding Ordinary Shares	Beneficially Owned	Approximate Percentage of Class Issued and Outstanding Ordinary Shares
Name and Address of Beneficial Owner (2)
GP-Act III Sponsor LLC (3)(4)(5)(6)(7)			7,112,500	99.0%
Fersen Lamas Lambranho			7,112,500	99.0%
Steven L. Spinner			—	—
Antonio Bonchristiano			7,112,500	99.0%
Andrew Fleiss			25,000	*
Alexandre Ruberti			25,000	*
Sergio Pedreiro			25,000	*
Rodrigo Boscolo			—	—
All directors, officers and director as a group (7 individuals)			75,000	1.0%
Five percent Holders
Karpus Management, Inc.(8)	3,641,464	12.7%
HGC Investment Management Inc(9)	2,475,000	8.6%
MMCAP International Inc. SPC(10)	2,075,000	7.2%
First Trust Merger Arbitrage Fund(11)	2,351,438	8.2%
Polar Asset Management Partners Inc.(12)	1,674,996	5.8%
AQR Capital Management, LLC(13)	1,838,146	6.4%
Ramya Rao(14)	1,485,989	5.1%
Picton Mahoney Asset Management(15)	1,875,000	6.5%

*	Less than one percent.

(1)	Class B ordinary shares will convert into Class A ordinary shares on a one-for-one basis, subject to adjustment, as described in the section entitled “Description of Securities” in our prospectus filed with the SEC pursuant to Rule 424(b)(4) (File No. 333-278825).

(2)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o GP-Act III Acquisition Corp., 300 Park Avenue, 2nd Floor, New York, New York 10022, United States of America.

(3)	At the closing of the Initial Public Offering and considering the full exercise of the underwriter’s over-allotment option, Sponsor HoldCo is the record holder of 7,112,500 founder shares. Our co-sponsors, GP sponsor, Act III sponsor and Boxcar sponsor are managing members of Sponsor HoldCo. Investment and voting decisions are made by 51% or more of the voting power held by the managing members of Sponsor HoldCo. By virtue of having a 50% interest in the voting power in Sponsor HoldCo, GP sponsor may be deemed to beneficially own the founder shares held by Sponsor HoldCo.

(4)	The managing member of GP sponsor is GPIC, LLC, a Delaware limited liability company. GPIC, LLC is controlled by GP Investments, Ltd. GP Investments, Ltd. is jointly controlled by Mr. Fersen Lamas Lambranho and Mr. Antonio Bonchristiano, who by virtue of their control may be deemed to share beneficial ownership of the founder shares held by Sponsor HoldCo. Each of Messrs. Lambranho and Bonchristiano disclaims beneficial ownership of the founder shares held by Sponsor HoldCo.

(5)	Irwin Simon is the managing member of Act III sponsor. Mr. Simon disclaims beneficial ownership of any founder shares held by Sponsor HoldCo.

(6)	Steven Spinner, Joseph Kekst, Louis Feinberg and Peter Feinberg are managing members of Boxcar sponsor. Each of Messrs. Spinner, Kekst, Feinberg and Feinberg disclaims beneficial ownership of any founder shares held by Sponsor HoldCo.

(7)	The non-managing HoldCo investors purchased (i) approximately $284.5 million of the Units in the Initial Public Offering at the offering price, considering the exercise in full of the underwriter’s over-allotment option and (ii) through Sponsor HoldCo, an aggregate of 4,025,000 private placement warrants at a price of $1.00 per warrant ($4,025,000 in the aggregate); considering each non-managing HoldCo investor purchasing, through Sponsor HoldCo, the private placement warrants allocated to it, in connection with the closing of the Initial Public Offering, Sponsor HoldCo issued membership interests at a nominal purchase price to the non-managing HoldCo investors at the closing of the Initial Public Offering reflecting interests in an aggregate of 3,220,000 founder shares held by Sponsor HoldCo. The non-managing HoldCo investors are not granted any shareholder or other rights in addition to those afforded to our other public shareholders and were only issued membership interests in Sponsor HoldCo, with no right to control Sponsor HoldCo or vote or dispose of any securities held by Sponsor HoldCo, including the founder shares held by Sponsor HoldCo.

(8)	According to a Schedule 13G/A filed with the SEC on February 14, 2025, Karpus Management, Inc. has sole voting and dispositive power over the Class A ordinary shares reported herein. The business address of this reporting person is 183 Sully’s Trail, Pittsford, New York 14534.

(9)	According to a Schedule 13G filed with the SEC on February 14, 2025, HGC Investment Management Inc has sole voting and dispositive power over the Class A ordinary shares reported herein. The business address of this reporting person is 1027 Yonge St, Suite 301, Toronto, ON, M4W 2K9.

(10)	According to a Schedule 13G/A filed with the SEC on February 10, 2025, MMCAP International Inc. SPC and MM Asset Management Inc. have shared voting and dispositive power over the Class A ordinary shares reported herein. The business addresses of this reporting persons are c/o Mourant Governance Services (Cayman) Limited, 94 Solaris Avenue, Camana Bay, P.O. Box 1348, Grand Cayman, KY1-1108, Cayman Islands and 161 Bay Street, TD Canada Trust Tower, Suite 2240, Toronto, ON, M5J 2S1, Canada.

(11)	According to a Schedule 13G filed with the SEC on November 14, 2024, (1) First Trust Merger Arbitrage Fund (“VARBX”), a series of Investment Managers Series Trust II, an investment company registered under the Investment Company Act of 1940, may be deemed the beneficial owner of 2,351,438 Class A ordinary shares with sole voting and dispositive power, (2) First Trust Capital Management L.P. (“FTCM”), an investment adviser registered with the SEC that provides investment advisory services to, among others, (i) series of Investment Managers Series Trust II, an investment company registered under the Investment Company Act of 1940, specifically First Trust Multi-Strategy Fund and VARBX, (ii) First Trust Alternative Opportunities Fund, an investment company registered under the Investment Company Act of 1940, and (iii) Highland Capital Management Institutional Fund II, LLC, a Delaware limited liability company (collectively, the “Client Accounts”), may be deemed the beneficial owner of 2,587,500 Class A ordinary shares with sole voting and dispositive power, (3) First Trust Capital Solutions L.P. (“FTCS”), a Delaware limited partnership and control person of FTCM, may be deemed the beneficial owner of 2,587,500 Class A ordinary shares with sole voting and dispositive power, (4) FTCS Sub GP LLC (“Sub GP”), a Delaware limited liability company and control person of FTCM, may be deemed the beneficial owner of 2,587,500 Class A ordinary shares with sole voting and dispositive power. The business address of FTCM, FTCS and Sub GP is 225 W. Wacker Drive, 21st Floor, Chicago, IL 60606. The business address of VARBX is 235 West Galena Street, Milwaukee, WI 53212.

(12)	According to a Schedule 13G filed with the SEC on November 14, 2024, Polar Asset Management Partners Inc. has sole voting and dispositive power over the Class A ordinary shares reported herein. The business address of this reporting person is 16 York Street, Suite 2900, Toronto, ON, Canada M5J 0E6.

(13)	According to a Schedule 13G filed with the SEC on November 14, 2024, AQR Capital Management, LLC, AQR Capital Management Holdings, LLC and AQR Arbitrage, LLC have shared voting and dispositive power over the Class A ordinary shares reported herein. The business address of this reporting persons is One Greenwich Plaza, Greenwich, CT 06830.

(14)	According to a Schedule 13G filed with the SEC on November 13, 2024, Ramya Rao has sole voting and dispositive power over the Class A ordinary shares reported herein. The business address of this reporting person is 1 Churchill Place, London - E14 5HP.

(15)	According to a Schedule 13G filed with the SEC on November 17, 2024, Picton Mahoney Asset Management has sole voting and dispositive power over the Class A ordinary shares reported herein. The business address of this reporting person is 33 Yonge Street, #320, Toronto, ON M5E 1G4.

Our initial shareholders beneficially own approximately 20.0% of the issued and outstanding ordinary shares and have the right to elect all of our directors prior to our initial business combination as a result of holding all of the founder shares. Holders of our Public Shares will not have the right to appoint any directors to our board of directors prior to our initial business combination. In addition, because of their ownership block, our initial shareholders may be able to effectively influence the outcome of all other matters requiring approval by our shareholders, including amendments to our amended and restated memorandum and articles of association and approval of significant corporate transactions.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Founder Shares

On November 29, 2020, GP sponsor paid $25,000 to cover certain of our offering and formation costs in exchange for the issuance of 7,187,500 founder shares to GP sponsor, or approximately $0.004 per share (after giving effect to a share surrender effected on February 1, 2021). On March 22, 2021, GP sponsor transferred 25,000 founder shares to each of our independent directors elected at that time, which shares were subsequently surrendered on December 29, 2023, in connection with the resignation of those independent directors. On March 22, 2021, GP sponsor transferred 3,543,750 founder shares to Act III sponsor at their original purchase price. On December 17, 2021, we effected a share capitalization with respect to our Class B ordinary shares of 2,395,834 shares thereof. On December 29, 2023, each of our co-sponsors surrendered 1,147,917 Class B ordinary shares, which, together with the simultaneous surrender of Class B ordinary shares by our resigning independent directors, resulted in our co-sponsors holding an aggregate of 7,187,500 founder shares. On March 7, 2024, Act III sponsor transferred 1,796,875 founder shares to Boxcar sponsor at their original purchase price. Subsequently, on March 7, 2024, our co-sponsors formed Sponsor HoldCo, through which our co-sponsors (i) hold their respective founder shares and (ii) have committed to purchase private placement warrants. Subsequently, on March 7, 2024, our co-sponsors contributed 7,187,500 founder shares to Sponsor HoldCo at their original purchase price, resulting in GP sponsor, Act III sponsor and Boxcar sponsor indirectly holding, through their respective membership interests in Sponsor HoldCo, 3,593,750 founder shares, 1,796,875 founder shares and 1,796,875 founder shares, respectively (without considering the subsequent transfer of 75,000 founder shares from Sponsor HoldCo to our independent directors). Subsequently, on March 7, 2024, Sponsor HoldCo transferred 25,000 founder shares to each of our independent directors (an aggregate of 75,000 founder shares) at their original purchase price. Considering each non-managing HoldCo investor purchasing, through Sponsor HoldCo, the private placement warrants allocated to it in connection with the closing of this offering, Sponsor HoldCo issued membership interests at a nominal purchase price to the non-managing HoldCo investors reflecting interests in an aggregate of 3,220,000 founder shares held by Sponsor HoldCo.

The founder shares included an aggregate of up to 937,500 shares subject to forfeiture by the holders thereof depending on the extent to which the underwriter’s over-allotment option is exercised, so that the number of founder shares will collectively represent 20% of our issued and outstanding shares upon the completion of the Initial Public Offering. On May 13, 2024, as a result of the underwriter’s election to fully exercise its over-allotment option, the 937,500 shares are no longer subject to forfeiture.

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

Private Placement Warrants

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

Each Private Placement Warrant is exercisable for one Class A ordinary share at a price of $11.50 per share, subject to adjustment. The proceeds from the sale of the private placement warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a business combination within 24 months from the closing of the Initial Public Offering, the proceeds from the sale of the private placement warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the private placement warrants will expire worthless.

If we do not complete an initial business combination within 24 months from the closing of our Initial Public Offering, the proceeds of the sale of the private placement warrants will be used to fund the redemption of our Public Shares, subject to the requirements of applicable law, and the private placement warrants will expire worthless.

Related Party Loans

Prior to the closing of our Initial Public Offering, GPIC, LLC, the managing member of GP sponsor, agreed to loan us up to $700,000 under an unsecured promissory note, dated December 30, 2020, as amended on December 31, 2021, further amended on December 29, 2023, effective as of June 30, 2022, and on May 13, 2024, to among other matters, increase the loan amount to up to $700,000, from $300,000 and extend the maturity date. This promissory note was used to pay a portion of the expenses of our Initial Public Offering. These loans were non-interest bearing, unsecured and due at the earlier of the consummation of our initial business combination and the second anniversary of the consummation of our Initial Public Offering. As of December 31, 2024, there was $200,000 outstanding under such promissory note.

In addition, IDS III LLC, our co-sponsor, agreed to loan us up to $400,000 under an unsecured promissory note, dated December 29, 2023 used for a portion of the expenses of our Initial Public Offering, as amended on May 13, 2024, to among other matters, extend the maturity date. These loans are non-interest bearing, unsecured and are due at the earlier of the consummation of our initial business combination and the second anniversary of the consummation of our Initial Public Offering. As of December 31, 2024, there was $100,000 outstanding under such promissory note.

In addition, Boxcar Partners Two, LLC, an affiliate of our co-sponsor, agreed to loan us up to $125,000 under an unsecured promissory note, dated February 15, 2024 to be used for a portion of the expenses of our Initial Public Offering, as amended on May 13, 2024, to among other matters, extend the maturity date. These loans are non-interest bearing, unsecured and are due at the earlier the consummation of our initial business combination and the second anniversary of the consummation of our Initial Public Offering. As of December 31, 2024, there was $100,000 outstanding under such promissory note.

In addition, in order to finance transaction costs in connection with an intended initial business combination, either of Sponsor HoldCo, our co-sponsors, any of their respective affiliates or certain of our directors and officers may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. Otherwise, such loans may be repaid only out of funds held outside the Trust Account. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans for each such person may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants issued to Sponsor HoldCo. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than Sponsor HoldCo, our co-sponsors or an affiliate of either of Sponsor HoldCo or our co-sponsors as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

As of December 31, 2024, there was a total amount of $400,000 outstanding under such promissory notes, being $200,000, $100,000 and $100,000 under the GPIAC II, LLC, Boxcar Partners Two, LLC and IDS III LLC promissory notes, respectively. As of December 31, 2023, there was a total amount of $628,182 outstanding under the GPIAC II, LLC promissory note.

General and Administrative Services

We entered into an Administrative Services Agreement, commencing on May 8, 2024, through the earlier of the Company’s consummation of a business combination and its liquidation, to pay an affiliate of GP sponsor a total of up to $5,000 per month for office space and administrative and support services. For the year ended December 31, 2024, we incurred $37,500 of fees for these services recorded as accrued expense in the accompanying balance sheet. There were no services and fees incurred for the period ended December 31, 2023.

Sponsor HoldCo, our co-sponsors, directors and officers, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to Sponsor HoldCo, our co-sponsors, directors, officers or our or any of their respective affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a general meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive officer and director compensation.

Registration Rights

The holders of the founder shares, private placement warrants, warrants that may be issued upon conversion of the Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the private placement warrants and warrants that may be issued upon conversion of working capital loans (if any) and upon conversion of the founder shares) are entitled to registration rights pursuant to a registration rights agreement to be signed on May 8, 2024 requiring the Company to register such securities for resale (in the case of the founder shares, only after conversion to our Class A ordinary shares). The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to completion of a business combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that we will not be required to effect or permit any registration or cause any registration statement to become effective until termination of the applicable lock-up period. The registration rights agreement does not contain liquidating damages or other cash settlement provisions resulting from delays in registering the Company’s securities. We will bear the expenses incurred in connection with the filing of any such registration statements.

Related Party Policy

Our Code of Ethics requires us to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by our board of directors (or the appropriate committee of our board of directors) or as disclosed in our public filings with the SEC. Under our Code of Ethics, conflict of interest situations will include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the company.

In addition, our audit committee, pursuant to a written charter that we have adopted, is responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present will be required in order to approve a related party transaction. A majority of the members of the entire audit committee will constitute a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee will be required to approve a related party transaction. Our audit committee will review on a quarterly basis all payments that were made to Sponsor HoldCo, our co-sponsors, directors or officers, or our or any of their respective affiliates.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of Sponsor HoldCo, our co-sponsors, directors or officers unless we, or a committee of independent and disinterested directors, have obtained an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm that our initial business combination is fair to our company from a financial point of view. In addition, pursuant to Nasdaq listing rules, our initial business combination must be approved by a majority of our independent directors.

Furthermore, there will be no finder’s fees, reimbursements or cash payments made by us to Sponsor HoldCo, our co-sponsors, directors or officers, or our or any of their respective affiliates, for services rendered to us prior to or in connection with the completion of our Initial business combination, other than the following payments, none of which will be made from the proceeds of our Initial Public Offering and the sale of the private placement warrants held in the trust account prior to the completion of our initial business combination:

●	repayment of an aggregate of up to $700,000 in loans made to us by GPIC, LLC, the managing member of GP sponsor, to cover expenses related to our Initial Public Offering and organizational expenses;

●	repayment of an aggregate of up to $400,000 in loans made to us by IDS III LLC, to cover expenses related to our Initial Public Offering and organizational expenses;

●	repayment of an aggregate of up to $125,000 in loans made to us by Boxcar Partners Two, LLC, to cover expenses related to our Initial Public Offering and organizational expenses;

●	payment to an affiliate of GP sponsor of a total of $5,000 per month for office space, administrative and support services;

●	reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination; and

●	repayment of loans which may be made by either of Sponsor HoldCo, our co-sponsors, any of their respective affiliates or certain of our directors and officers to finance to finance transaction costs in connection with an intended initial business combination, the terms of which have not been determined nor have any written agreements been executed with respect thereto. Up to $1,500,000 of such loans for each such person may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender.

Item 14. Principal Accountant Fees and Services.

The firm of WithumSmith+Brown, PC, or Withum, acts as our independent registered public accounting firm. The following is a summary of fees paid to Withum for services rendered.

Audit Fees. During the year ended December 31, 2024 and 2023, fees for our independent registered public accounting firm were approximately $165,360 and $0, respectively, for the services Withum performed in connection with our Initial Public Offering, quarterly filings and the audit of our December 31, 2024 and 2023 financial statements included in this Annual Report on Form 10-K.

Audit-Related Fees. During the year ended December 31, 2024 and 2023, our independent registered public accounting firms fees were approximately $32,000 and $0, respectively, for services related to the issuance of consents.

Tax Fees. During the year ended December 31, 2024 and 2023, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning, respectively.

All Other Fees. During the year ended December 31, 2024 and 2023, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above, respectively.

Policy on Board Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Auditors

Our audit committee was formed upon the consummation of our Initial Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV.

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this Form 10-K:

(1) Financial Statements:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

GP-Act III Acquisition Corp:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of GP-Act III Acquisition Corp. (the “Company”) as of December 31, 2024 and 2023, the related statements of operations, statements of changes in shareholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs, then it may be required to take additional measures to conserve liquidity, which could include, but not be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The liquidity concerns raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The- Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimate made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2023.

New York, New York

March 28, 2025

PCAOB ID Number 100

GP-ACT III ACQUISITION CORP.

BALANCE SHEETS

	December 31,	December 31,
	2024	2023

ASSETS
Current assets
Cash	$483,572	$1,208
Prepaid expenses	191,783	2,100
Total Current Assets	675,355	3,308
Deferred offering costs	—	526,930
Long term prepaid insurance	61,667	—
Marketable securities in Trust Account	296,736,638	—
Total Assets	$297,473,660	$530,238
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$231,605	$—
Promissory note – related parties	400,000	628,182
Total Current Liabilities	631,605	628,182
Deferred legal fee	350,000	—
Deferred underwriting fee payable	13,687,500	—
Total Liabilities	14,669,105	628,182

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, 28,750,000 shares at redemption value of $10.32 per share at December 31, 2024	296,736,638	—

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of December 31, 2024	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued or outstanding (excluding 28,750,000 shares subject to possible redemption as of December 31, 2024)	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 7,187,500 shares issued and outstanding(1)	719	719
Additional paid-in capital	—	24,281
Accumulated deficit	(13,932,802)	(122,944)
Total Shareholders’ Deficit	(13,932,083)	(97,944)
Total Liabilities and Shareholders’ Deficit	$297,473,660	$530,238

(1)	Includes an aggregate of up to 937,500 Class B ordinary shares subject to forfeiture by the holders thereof depending on the extent to which the underwriter’s over-allotment option is exercised (see Note 5). On February 1, 2021, the Company effected a share surrender pursuant to which 4,312,500 Class B ordinary shares were canceled, resulting in an aggregate of 7,187,500 Class B ordinary shares outstanding. On December 17, 2021, the Company effected a share capitalization with respect to Class B ordinary shares of 2,395,834 shares, resulting in the GPIAC II, LLC (the “GP sponsor”), IDS III LLC (the “Act III sponsor” and prior to March 7, 2024, together with GP sponsor, the “Co-sponsors”) and the Company’s independent directors at the time holding an aggregate of 9,583,334 Class B ordinary shares. On December 29, 2023, the Company effected a share surrender pursuant to which 2,395,834 Class B ordinary shares were canceled, resulting in an aggregate of 7,187,500 Class B ordinary shares outstanding. All share and per-share amounts have been retroactively restated to reflect the share capitalizations (see Note 5). On May 13, 2024, as a result of the underwriter’s election to fully exercise its over-allotment option, the 937,500 shares are no longer subject to forfeiture.

The accompanying notes are an integral part of these financial statements.

GP-ACT III ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	December 31,	December 31,
	2024	2023

General and administrative expenses	$564,973	$14,041
Loss from operations	(564,973)	(14,041)

Other income:
Interest earned on marketable securities held in Trust Account	9,236,638	—
Total other income	9,236,638	—

Net income (loss)	$8,671,665	$(14,041)

Basic and diluted weighted average shares outstanding of Class A ordinary shares	18,302,596	—
Basic and diluted net income (loss) per ordinary share, Class A	$0.34	$—

Basic and diluted weighted average shares outstanding of Class B ordinary shares(1)	6,846,824	6,250,000
Basic and diluted net income (loss) per ordinary share, Class B	$0.34	$—

(1)	Excludes an aggregate of up to 937,500 Class B ordinary shares subject to forfeiture by the holders thereof depending on the extent to which the underwriter’s over-allotment option is exercised (see Note 5). On February 1, 2021, the Company effected a share surrender pursuant to which 4,312,500 Class B ordinary shares were canceled, resulting in an aggregate of 7,187,500 Class B ordinary shares outstanding. On December 17, 2021, the Company effected a share capitalization with respect to Class B ordinary shares of 2,395,834 shares, resulting in the GPIAC II, LLC (the “GP sponsor”), IDS III LLC (the “Act III sponsor” and prior to March 7, 2024, together with GP sponsor, the “Co-sponsors”) and the Company’s independent directors at the time holding an aggregate of 9,583,334 Class B ordinary shares. On December 29, 2023, the Company effected a share surrender pursuant to which 2,395,834 Class B ordinary shares were canceled, resulting in an aggregate of 7,187,500 Class B ordinary shares outstanding. All share and per-share amounts have been retroactively restated to reflect the share capitalizations (see Note 5). On May 13, 2024, as a result of the underwriter’s election to fully exercise its over-allotment option, the 937,500 shares are no longer subject to forfeiture.

The accompanying notes are an integral part of these financial statements.

GP-ACT III ACQUISITION CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2024 AND 2023

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2023(1)	—	$—	7,187,500	$719	$24,281	$(108,903)	$(83,903)

Net loss	—	—	—	—	—	(14,041)	(14,041)
Balance – December 31, 2023(1)	—	$—	7,187,500	$719	$24,281	$(122,944)	$(97,944)

Sale of 7,000,000 Private Placement Warrants	—	—	—	—	7,000,000	—	7,000,000

Fair Value of Public Warrants at issuance	—	—	—	—	2,443,750	—	2,443,750

Allocated value of transaction costs	—	—	—	—	(209,563)	—	(209,563)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(9,258,468)	(22,481,523)	(31,739,991)

Net income	—	—	—	—	—	8,671,665	8,671,665
Balance – December 31, 2024	—	$—	7,187,500	$719	$—	$(13,932,802)	$(13,932,083)

(1)	Includes an aggregate of up to 937,500 Class B ordinary shares subject to forfeiture by the holders thereof depending on the extent to which the underwriter’s over-allotment option is exercised (see Note 5). On February 1, 2021, the Company effected a share surrender pursuant to which 4,312,500 Class B ordinary shares were canceled, resulting in an aggregate of 7,187,500 Class B ordinary shares outstanding. On December 17, 2021, the Company effected a share capitalization with respect to Class B ordinary shares of 2,395,834 shares, resulting in the GPIAC II, LLC (the “GP sponsor”), IDS III LLC (the “Act III sponsor” and prior to March 7, 2024, together with GP sponsor, the “Co-sponsors”) and the Company’s independent directors at the time holding an aggregate of 9,583,334 Class B ordinary shares. On December 29, 2023, the Company effected a share surrender pursuant to which 2,395,834 Class B ordinary shares were canceled, resulting in an aggregate of 7,187,500 Class B ordinary shares outstanding. All share and per-share amounts have been retroactively restated to reflect the share capitalizations (see Note 5). On May 13, 2024, as a result of the underwriter’s election to fully exercise its over-allotment option, the 937,500 shares are no longer subject to forfeiture.

The accompanying notes are an integral part of these financial statements.

GP-ACT III ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	December 31,	December 31,
	2024	2023

Cash Flows from Operating Activities:
Net income (loss)	$8,671,665	$(14,041)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(9,236,638)	—
Payment of operating expenses through advances from related party	—	1,071
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(189,683)	2,000
Long term prepaid insurance	(61,667)	—
Accrued expenses	231,605	—
Net cash used in operating activities	(584,718)	(10,970)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(287,500,000)	—
Net cash used in investing activities	(287,500,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	282,500,000	—
Proceeds from sale of Private Placements Warrants	7,000,000	—
Proceeds from promissory note - related parties	200,000	10,420
Repayment of promissory note - related parties	(428,182)	—
Payment of offering costs	(704,736)	—
Net cash provided by financing activities	288,567,082	10,420

Net Change in Cash	482,364	(550)
Cash – Beginning of the year	1,208	1,758
Cash – Ending of the year	$483,572	$1,208

Non-cash investing and financing activities:
Deferred legal fees	$350,000	$—
Deferred underwriting fee payable	$13,687,500	$—
Offering costs paid through advances from related party	$—	$150,000
Prepaid expenses paid through advances from related party	$—	$2,099
Reduction of offering costs through discounts granted by legal counsel	$—	$531,991
Deferred costs charged to APIC	$1,581,666	$—

The accompanying notes are an integral part of these financial statements.

GP-ACT III ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024

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

As of December 31, 2024, the Company had not commenced any operations. All activity for the period from November 23, 2020 (inception) through December 31, 2024 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of a business combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Liquidity and Going Concern

As of December 31, 2024, the Company had $483,572 in its operating bank account and working capital of $43,750.

The Company initially has until May 13, 2026 to consummate the initial business combination (assume no extensions). If the Company does not complete a business combination, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the Amended and Restated Memorandum and Articles of Association. Notwithstanding management’s belief that the Company would have sufficient funds to execute its business strategy, there is a possibility that business combination might not happen within the 24-month period from the date of the auditors’ report.

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Going Concern”, as of December 31, 2024, the Company may need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

Management plans to address this uncertainty through a business combination. If a business combination is not consummated by the end of the Combination Period, currently May 13, 2026, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period. The Company intends to complete the initial business combination before the end of the Combination Period. However, there can be no assurance that the Company will be able to consummate any business combination by the end of the Combination Period.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company has $483,572 and $1,208 in cash and no cash equivalents as of December 31, 2024 and 2023, respectively.

Marketable Securities Held in Trust Account

At December 31, 2024 and 2023, substantially all the assets held in the Trust Account amounting to $296,736,638 and $0 were held in money market funds, which are invested primarily in Treasury securities. All of the Company’s investments held in the Trust Account are presented on the accompanying balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

Class A Redeemable Share Classification

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial business combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Public Shares sold as part of the Units in the Initial Public Offering were issued with other freestanding instruments (i.e., Public Warrants) and as such, the initial carrying value of Public Shares classified as temporary equity are the allocated proceeds determined in accordance with ASC 470-20. The Company recognizes changes in redemption value immediately as it occurs and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, at December 31, 2024, Class A ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable shares are affected by charges against additional paid in capital (to the extent available) and accumulated deficit.

At December 31, 2024, the Class A ordinary shares subject to redemption reflected in the balance sheets are reconciled in the following table:

Gross Proceeds	$287,500,000
Less:
Proceeds allocated to Public Warrants	(2,443,750)
Class A ordinary shares issuance costs	(20,059,603)
Plus:
Accretion for Class A Ordinary Shares subject to possible redemption	31,739,991
Class A Ordinary Shares subject to possible redemption December 31, 2024	$296,736,638

Net Income per Ordinary Share

Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding for the period.

The Company complies with accounting and disclosure requirements of the Financial Accounting Standards Board ASC Topic 260, “Earnings Per Share.” Net income per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. Basic and diluted net income per ordinary share for Class A ordinary shares and Class B ordinary shares is calculated by dividing net income per ordinary share attributable to the Company by the weighted average number of Class A ordinary shares and Class B ordinary shares outstanding, allocated proportionally to each class of ordinary shares. This presentation assumes a business combination as the most likely outcome. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the Year Ended December 31, 2024		For the Year Ended December 31, 2023
	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income	$6,310,841	$2,360,824	$—	$(14,041)

Denominator
Weighted-average shares outstanding	18,302,596	6,846,824	—	6,250,000
Basic and diluted net income per share	$0.34	$0.34	$—	$(0.00)

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statement and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits, and no amounts accrued for interest and penalties as of December 31, 2024 and 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Warrant Instruments

The Company accounts for the Public and Private Placement Warrants issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging.” Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned values.

Recently Issued Accounting Standards

In March 2024, the FASB issued ASU 2024-01, “Compensation- Stock Compensation (Topic 718): Scope Application of Profit Interest and Similar Awards” (“ASU 2024-01”). This ASU provides clarification on when profit interest awards should be accounted for similar to a cash bonus or profit-sharing arrangement in accordance with ASC 710 or as a share-based payment arrangement in accordance with ASC 718. The FASB issued this ASU to address diversity in the practice of accounting for profit interest awards. Management does not believe the adoption of ASU 2024-01 will have a material impact on the accompanying financial statements and disclosures.

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting” (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating officer decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 as required for the year ended December 31, 2024. The adoption requires the Company to provide additional disclosures, but otherwise it does not materially impact the financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

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

On March 7, 2024, GP-Act III Sponsor LLC transferred 75,000 Founder Shares to three directors (25,000 founder shares per director) of the Company, at a price of $0.0034 per share. Each buyer paid $86.96 for an aggregate purchase price of $260.88 in consideration of the assignment of shares. If the director ceases to be a director of the Company for any reason before the consummation of the business combination, at the Sponsor’s election, it will either repurchase the shares at the purchase price or forfeit the share back to the Company for no consideration. The Founder Shares will automatically convert into shares of Class A Ordinary Shares at the time of the business combination on a one-for-one basis, subject to adjustment as described in the Company’s certificate of incorporation. The directors have agreed to the same terms as the initial stockholders whereby subject to certain limited exceptions, not to transfer, assign or sell any of its Founder Shares until the earlier to occur of: (A) one year after the completion of a business combination; and (B) subsequent to a business combination, (x) if the last reported sale price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a business combination, or (y) the date on which the Company completes a liquidation, merger, amalgamation, share exchange, reorganization or other similar transaction that results in all of the Company’s shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property.

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

As of December 31, 2024, there was a total amount of $400,000 outstanding under such promissory notes, being $200,000, $100,000 and $100,000 under the GPIAC II, LLC, Boxcar Partners Two, LLC and IDS III LLC promissory notes, respectively. As of December 31, 2023, there was a total amount of $628,182 outstanding under the GPIAC II, LLC promissory note.

Administrative Services Agreement

The Company entered into an agreement, commencing on May 8, 2024, through the earlier of the Company’s consummation of a business combination and its liquidation, to pay an affiliate of GPIAC II, LLC a total of up to $5,000 per month for office space and administrative and support services. For the year ended December 31, 2024, the Company incurred $37,500 of fees for these services recorded as accrued expense in the accompanying balance sheets. There were no services and fees incurred for the year ended December 31, 2023.

Related Party Loans

In order to finance transaction costs in connection with a business combination, either of Sponsor HoldCo, the Co-sponsors, any of their respective affiliates or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a business combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a business combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans for each such person may be convertible into warrants of the post-business combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of December 31, 2024 and 2023, there are no Working Capital Loans outstanding.

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

Warrant Agreement Amendments

The warrant agreement provides that (a) the terms of the Public Warrants may be amended without the consent of any holder for the purpose of (i) curing any ambiguity or correcting any mistake, including to conform the provisions of the warrant agreement to the description of the terms of the Public Warrants and the warrant agreement set forth in the prospectus, or defective provision (ii) removing or reducing the Company’s ability to redeem the Public Warrants and, if applicable, a corresponding amendment to the Company’s ability to redeem the Private Placement Warrants or (iii) adding or changing any provisions with respect to matters or questions arising under the warrant agreement as the parties to the warrant agreement may deem necessary or desirable and that the parties deem to not adversely affect the rights of the registered holders of the Public Warrants under the warrant agreement in any material respect, (b) the terms of the warrants may be amended with the vote or written consent of at least 50% of the then outstanding Public Warrants and Private Placement Warrants, voting together as a single class, to allow for the warrants to be, or continue to be, as applicable, classified as equity in the Company’s financial statement and (c) all other modifications or amendments to the Company’s warrant agreement with respect to (i) the Public Warrants require the vote or written consent of holders of at least 50% of the then outstanding Public Warrants and (ii) the Private Placement Warrants require the vote or written consent of holders of at least 50% of the then outstanding Private Placement Warrants (including the vote or written consent of Cantor). Accordingly, the Company may amend the terms of the Public Warrants in a manner adverse to a holder of Public Warrants if holders of at least 50% of the then outstanding Public Warrants approve of such amendment. Although the Company’s ability to amend the terms of the Public Warrants with the consent of at least 50% of the then outstanding Public Warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, shorten the exercise period or decrease the number of ordinary shares purchasable upon exercise of a warrant.

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

Deferred Legal Fees

As of December 31, 2024 and 2023, the Company had a total of $350,000 and $0, respectively, of deferred legal fees payable to the Company’s legal advisors upon consummation of the business combination, which is included in the accompanying balance sheets as of December 31, 2024.

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2024 and 2023, there were no preference shares issued and outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At December 31, 2024, there were 28,750,000 Class A ordinary shares issued and outstanding, all of which were subject to possible redemption. At December 31, 2023, there were no Class A ordinary shares issued and outstanding.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At December 31, 2024 and 2023, there were 7,187,500 Class B ordinary shares issued and outstanding.

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

NOTE 8 — FAIR VALUE MEASUREMENT

At December 31, 2024, assets held in the Trust Account were comprised of $296,736,638 marketable securities held in Trust Account. Through December 31, 2024, the Company did not withdraw any amount of interest earned on the Trust Account. The Trust did not exist as of December 31, 2023.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2024 and 2023:

	December 31, 2024	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Marketable securities held in Trust Account	$296,736,638	$296,736,638	$—	$—

	December 31, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Marketable securities held in Trust Account	$—	$—	$—	$—

The public warrants were valued using a Monte Carlo model. At May 13, 2024, $2,443,750 of public warrants were recorded in equity. The following table presents the quantitative information regarding market assumptions used in the valuation of the public warrants:

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

NOTE 9 — SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s CODM, or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Financial Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income that also is reported on the statements of operations as net income (loss). The measure of segment assets is reported on the balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2024
Trust Account	$296,736,638	$—
Cash	$483,572	$1,208

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2024
General and administrative expenses	$564,973	$14,041
Interest earned on the Trust Account	$9,236,638	$—

The CODM reviews interest earned on the Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement.

General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination or similar transaction within the business combination period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. Operating and formation costs, as reported on the statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net income are reported on the statement of operations and described within their respective disclosures.

The accounting policies used to measure the profit and loss of the segment are the same as those described in the summary of significant accounting policies.

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

(b) Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

No.	Description of Exhibit
3.1(1)	Amended and Restated Memorandum and Articles of Association of the Company.
4.1(1)	Warrant Agreement, dated May 8, 2024, between the Company and Continental Stock Transfer & Trust Company, as warrant agent.
4.2*	Description of the Company’s securities.
10.1(1)	Letter Agreement, dated May 8, 2024, among the Company, the Sponsor and the other parties thereto.
10.2(1)	Investment Management Trust Agreement, dated May 8, 2024, between the Company and Continental Stock Transfer & Trust Company, as trustee.
10.3(1)	Registration Rights Agreement, dated May 8, 2024, among the Company, the Sponsor and certain other security holders named therein.
10.4(1)	Administrative Services Agreement, dated May 8, 2024, between the Company and the GP Sponsor.
10.5(1)	Private Placement Warrants Purchase Agreement, dated May 8, 2024, between the Company and the Sponsor.
10.6(1)	Indemnity Agreement, dated May 8, 2024, between the Company and Fersen Lamas Lambranho.
10.7(1)	Indemnity Agreement, dated May 8, 2024, between the Company and Alexandre Ruberti.
10.8(1)	Indemnity Agreement, dated May 8, 2024, between the Company and Antonio Bonchristiano.
10.9(1)	Indemnity Agreement, dated May 8, 2024, between the Company and Rodrigo Boscolo.
10.10(1)	Indemnity Agreement, dated May 8, 2024, between the Company and Andrew Fleiss.
10.11(1)	Indemnity Agreement, dated May 8, 2024, between the Company and Sergio Pedreiro.
10.12(1)	Indemnity Agreement, dated May 8, 2024, between the Company and Steven S. Spinner.
10.13(1)	Private Placement Warrants Purchase Agreement, dated May 8, 2024, between the Company and Cantor Fitzgerald & Co.
14.01*	Code of Ethics and Business Conduct of the Company.
19.1*	Insider Trading Policies and Procedures of the Company.
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Clawback Policy of the Company.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File formatted as Inline XBRL and contained in Exhibit 101

*	Filed herewith.

**	Furnished herewith.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 14, 2024.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GP-Act III Acquisition Corp.

Date: March 28, 2025	By:	/s/ Antonio Bonchristiano
Antonio Bonchristiano
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Antonio Bonchristiano
Name:	Antonio Bonchristiano
Title:	Chief Executive Officer (Principal Executive Officer)

Date:	March 28, 2025

/s/ Rodrigo Boscolo
Name:	Rodrigo Boscolo
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

Date:	March 28, 2025

/s/ Fersen Lamas Lambranho
Name:	Fersen Lamas Lambranho
Title:	Co-Chairman of the Board of Directors

Date:	March 28, 2025

/s/ Steven L. Spinner
Name:	Steven L. Spinner
Title:	Co-Chairman of the Board of Directors

Date:	March 28, 2025

/s/ Andrew Fleiss
Name:	Andrew Fleiss
Title:	Director

Date:	March 28, 2025

/s/ Alexandre Ruberti
Name:	Alexandre Ruberti
Title:	Director

Date:	March 28, 2025

/s/ Sergio Pedreiro
Name:	Sergio Pedreiro
Title:	Director

Date:	March 28, 2025