Form 10-Q
period 2025-03-31
GP-Act III Acquisition Corp.
filed 2025-05-14
CIK 1834526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2025

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

As of May 14, 2025, there were 28,750,000 Class A ordinary shares, par value $0.0001 per share, and 7,187,500 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

GP-ACT III ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2025

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

GP-ACT III ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2025	December 31, 2024
	(Unaudited)

ASSETS
Current assets
Cash	$376,572	$483,572
Prepaid expenses	251,895	191,783
Total Current Assets	628,467	675,355
Long term prepaid insurance	15,417	61,667
Marketable securities in Trust Account	299,844,019	296,736,638
Total Assets	$300,487,903	$297,473,660
LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$293,581	$231,605
Advance from related party	44,938	—
Promissory note – related parties	400,000	400,000
Total Current Liabilities	738,519	631,605
Deferred legal fee	350,000	350,000
Deferred underwriting fee payable	13,687,500	13,687,500
Total Liabilities	14,776,019	14,669,105

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, 28,750,000 shares at redemption value of $10.43 and $10.32 per share as of March 31, 2025 and December 31, 2024, respectively	299,844,019	296,736,638

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of March 31, 2025 and December 31, 2024	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued or outstanding (excluding 28,750,000 shares subject to possible redemption as of as of March 31, 2025 and December 31, 2024)	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 7,187,500 shares issued and outstanding as of March 31, 2025 and December 31, 2024	719	719
Additional paid-in capital	—	—
Accumulated deficit	(14,132,854)	(13,932,802)
Total Shareholders’ Deficit	(14,132,135)	(13,932,083)
Total Liabilities, Class A ordinary shares subject to possible redemption, and Shareholders’ Deficit	$300,487,903	$297,473,660

The accompanying notes are an integral part of the unaudited condensed financial statements.

GP-ACT III ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2025	2024
General and administrative expenses	$200,052	$59,738
Loss from operations	(200,052)	(59,738)

Other income:
Interest earned on marketable securities held in Trust Account	3,107,381	—
Total other income	3,107,381	—

Net income (loss)	$2,907,329	$(59,738)

Basic and diluted weighted average shares outstanding, Class A ordinary shares	28,750,000	—

Basic and diluted net income (loss) per share, Class A ordinary shares	$0.08	$—

Basic and diluted weighted average shares outstanding, Class B ordinary shares (1)	7,187,500	6,250,000

Basic and diluted net income (loss) per share, Class B ordinary shares	$0.08	$(0.01)

(1)	Excludes an aggregate of up to 937,500 Class B ordinary shares subject to forfeiture by the holders thereof depending on the extent to which the underwriter’s over-allotment option is exercised (see Note 5). On February 1, 2021, the Company effected a share surrender pursuant to which 4,312,500 Class B ordinary shares were canceled, resulting in an aggregate of 7,187,500 Class B ordinary shares outstanding. On December 17, 2021, the Company effected a share capitalization with respect to Class B ordinary shares of 2,395,834 shares, resulting in the GPIAC II, LLC (the “GP sponsor”), IDS III LLC (the “Act III sponsor” and prior to March 7, 2024, together with GP sponsor, the “Co-sponsors”) and the Company’s independent directors at the time holding an aggregate of 9,583,334 Class B ordinary shares. On December 29, 2023, the Company effected a share surrender pursuant to which 2,395,834 Class B ordinary shares were canceled, resulting in an aggregate of 7,187,500 Class B ordinary shares outstanding. All share and per-share amounts have been retroactively restated to reflect the share capitalizations (see Note 5). On May 13, 2024, as a result of the underwriter’s election to fully exercise its over-allotment option, the 937,500 shares are no longer subject to forfeiture.

The accompanying notes are an integral part of the unaudited condensed financial statements.

GP-ACT III ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2025

	Class B		Additional
	Ordinary shares		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2025	7,187,500	$719	$—	$(13,932,802)	$(13,932,083)
Accretion for Class A Ordinary shares to redemption amount	—	—	—	(3,107,381)	(3,107,381)
Net income	—	—	—	2,907,329	2,907,329
Balance as of March 31, 2025	7,187,500	$719	$—	$(14,132,854)	$(14,132,135)

FOR THE THREE MONTHS ENDED MARCH 31, 2024

	Class B		Additional
	Ordinary shares		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2024(1)	7,187,500	$719	$24,281	$(122,944)	$(97,944)
Net loss	—	—	—	(59,738)	(59,738)
Balance as of March 31, 2024	7,187,500	$719	$24,281	$(182,682)	$(157,682)

(1)	Includes an aggregate of up to 937,500 Class B ordinary shares subject to forfeiture by the holders thereof depending on the extent to which the underwriter’s over-allotment option is exercised (see Note 5). On February 1, 2021, the Company effected a share surrender pursuant to which 4,312,500 Class B ordinary shares were canceled, resulting in an aggregate of 7,187,500 Class B ordinary shares outstanding. On December 17, 2021, the Company effected a share capitalization with respect to Class B ordinary shares of 2,395,834 shares, resulting in the GPIAC II, LLC (the “GP sponsor”), IDS III LLC (the “Act III sponsor” and prior to March 7, 2024, together with GP sponsor, the “Co-sponsors”) and the Company’s independent directors at the time holding an aggregate of 9,583,334 Class B ordinary shares. On December 29, 2023, the Company effected a share surrender pursuant to which 2,395,834 Class B ordinary shares were canceled, resulting in an aggregate of 7,187,500 Class B ordinary shares outstanding. All share and per-share amounts have been retroactively restated to reflect the share capitalizations (see Note 5). On May 13, 2024, as a result of the underwriter’s election to fully exercise its over-allotment option, the 937,500 shares are no longer subject to forfeiture.

The accompanying notes are an integral part of the unaudited condensed financial statements.

GP-ACT III ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the three months ended
	March 31,	March 31,
	2025	2024
Cash Flows from Operating Activities:
Net income (loss)	$2,907,329	$(59,738)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(3,107,381)	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(60,112)	(5,953)
Long-term prepaid insurance	46,250	—
Accrued expenses	61,976	17,680
Net cash used in operating activities	(151,938)	(48,011)

Cash Flows from Financing Activities:
Proceeds from promissory note - related party	—	200,000
Advances from related party	44,938	—
Net cash provided by financing activities	44,938	200,000

Net Change in Cash	(107,000)	151,989
Cash – beginning of the period	483,572	1,208
Cash – end of the period	$376,572	$153,197
Non-cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$466,090
Deferred legal fees	$—	$116,487

The accompanying notes are an integral part of the unaudited condensed financial statements.

GP-ACT III ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

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

As of March 31, 2025, the Company had not commenced any operations. All activity for the period from November 23, 2020 (inception) through March 31, 2025 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of a business combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

GP-ACT III ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

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

GP-ACT III ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

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

Liquidity and Going Concern

As of March 31, 2025, the Company had $376,572 in its operating bank account and a working capital deficit of $156,302.

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

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Going Concern”, as of March 31, 2025, the Company may need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

Management plans to address this uncertainty through a business combination. If a business combination is not consummated by the end of the Combination Period, currently May 13, 2026, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period. The Company intends to complete the initial business combination before the end of the Combination Period. However, there can be no assurance that the Company will be able to consummate any business combination by the end of the Combination Period.

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

MARCH 31, 2025

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10K as filed with the SEC on March 28, 2025. The interim results for the three months ended March 31, 2025, are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

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

GP-ACT III ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

Use of Estimates

The preparation of condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of expenses during the reporting periods.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company has $376,572 and $483,572 in cash and no cash equivalents as of March 31, 2025 and December 31, 2024, respectively.

Marketable Securities Held in Trust Account

At March 31, 2025 and December 31, 2024, substantially all the assets held in the Trust Account amounting to $299,844,019 and $296,736,638 were held in money market funds, respectively, which are invested primarily in Treasury securities. All of the Company’s investments held in the Trust Account are presented on the accompanying condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial business combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent deficit as the redemption provisions are not solely within the control of the Company. The Public Shares sold as part of the Units in the Initial Public Offering were issued with other freestanding instruments (i.e., Public Warrants) and as such, the initial carrying value of Public Shares classified as temporary equity are the allocated proceeds determined in accordance with ASC 470-20. The Company recognizes changes in redemption value immediately as it occurs and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, at March 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable shares are affected by charges against additional paid in capital (to the extent available) and accumulated deficit.

GP-ACT III ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

At March 31, 2025 and December 31, 2024, the Class A ordinary shares subject to redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross Proceeds	$287,500,000
Less:
Proceeds allocated to Public Warrants	(2,443,750)
Class A ordinary shares issuance costs	(20,059,603)
Plus:
Accretion for Class A Ordinary Shares subject to possible redemption	31,739,991
Class A Ordinary Shares subject to possible redemption December 31, 2024	$296,736,638
Plus:
Accretion for Class A Ordinary Shares subject to possible redemption	3,107,381
Class A Ordinary Shares subject to possible redemption March 31, 2025	$299,844,019

Net Income (Loss) per Ordinary Share

Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period.

The Company complies with accounting and disclosure requirements of the Financial Accounting Standards Board ASC Topic 260, “Earnings Per Share.” Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. Basic and diluted net income (loss) per ordinary share for Class A ordinary shares and Class B ordinary shares is calculated by dividing net income (loss) per ordinary share attributable to the Company by the weighted average number of Class A ordinary shares and Class B ordinary shares outstanding, allocated proportionally to each class of ordinary shares. This presentation assumes a business combination as the most likely outcome. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share:

	For the Three Months Ended March 31, 2025		For the Three Months Ended March 31, 2024
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss)	$2,325,863	$581,466	$—	$(59,738)

Denominator
Weighted-average shares outstanding	28,750,000	7,187,500	—	6,250,000
Basic and diluted net income (loss) per share	$0.08	$0.08	$—	$(0.01)

GP-ACT III ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statement and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits, and no amounts accrued for interest and penalties as of March 31, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

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

GP-ACT III ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

Warrant Instruments

The Company accounts for the Public and Private Placement Warrants issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging.” Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned values.

Recently Issued Accounting Standards

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed financial statements.

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

MARCH 31, 2025

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

The sale of the Founders Shares to the Company’s directors and director’s nominees by Sponsor HoldCo is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”).Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 75,000 shares granted to the Company’s directors and director nominees was $130,500 or $1.74 per share. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a business combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of May 13, 2024, the Company determined that a business combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a business combination is considered probable (i.e., upon consummation of a business combination) in an amount equal to the number of Founders Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares.

GP-ACT III ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

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

As of March 31, 2025 and December 31, 2024, there was a total amount of $400,000 outstanding under such promissory notes, being $200,000, $100,000 and $100,000 under the GPIAC II, LLC, Boxcar Partners Two, LLC and IDS III LLC promissory notes, respectively.

Administrative Services Agreement

The Company entered into an agreement, commencing on May 8, 2024, through the earlier of the Company’s consummation of a business combination and its liquidation, to pay an affiliate of GPIAC II, LLC a total of up to $5,000 per month for office space and administrative and support services. For the three months ended March 31, 2025, the Company incurred $15,000 of fees for these services recorded as accrued expense in the accompanying condensed balance sheets. There were no services and fees incurred for the three months ended March 31, 2024.

Related Party Loans

In order to finance transaction costs in connection with a business combination, either of Sponsor HoldCo, the Co-sponsors, any of their respective affiliates or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a business combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a business combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans for each such person may be convertible into warrants of the post-business combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2025 and December 31, 2024, there are no Working Capital Loans outstanding.

Advances from Related Party

For the three months ended March 31, 2025, the Sponsor had advanced the Company $44,938 for working capital purposes, of which $0 was repaid during the three months ended March 31, 2025. As of March 31, 2025 and December 31, 2024, the outstanding balance under the advances amounted to $44,938 and $0, respectively.

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

MARCH 31, 2025

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

Deferred Legal Fees

As of March 31, 2025 and December 31, 2024, the Company had a total of $350,000 of deferred legal fees payable to the Company’s legal advisors upon consummation of the business combination, which is included in the accompanying condensed balance sheets as of March 31, 2025 and December 31, 2024.

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2025 and December 31, 2024, there were no preference shares issued and outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At March 31, 2025 and December 31, 2024, there were 28,750,000 Class A ordinary shares issued and outstanding, all of which were subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At March 31, 2025 and December 31, 2024, there were 7,187,500 Class B ordinary shares issued and outstanding.

Only holders of Class B ordinary shares have the right to vote on the election of directors prior to the business combination. Holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all other matters submitted to a vote of the Company’s shareholders except as otherwise required by law.

GP-ACT III ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

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

MARCH 31, 2025

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

NOTE 8 — FAIR VALUE MEASUREMENT

At March 31, 2025 and December 31, 2024, assets held in the Trust Account were comprised of $299,844,019 and $296,736,638 marketable securities held in Trust Account, respectively. Through March 31, 2025, the Company did not withdraw any amount of interest earned on the Trust Account.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2025 and December 31, 2024:

	March 31, 2025	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Marketable securities held in Trust Account	$299,844,019	$299,844,019	$—	$—

	December 31, 2024	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Marketable securities held in Trust Account	$296,736,638	$296,736,638	$—	$—

GP-ACT III ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

NOTE 9 — SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating officer decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Financial Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income that also is reported on the condensed statements of operations as net income (loss). The measure of segment assets is reported on the condensed balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	March 31, 2025	December 31, 2024
Trust Account	$299,844,019	$296,736,638
Cash	$376,572	$483,572

	For the Three Months Ended March 31, 2025	For the Three Months Ended March 31, 2024
General and administrative expenses	$200,052	$59,738
Interest earned on the Trust Account	$3,107,381	$—

The CODM reviews interest earned on the Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement.

General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination or similar transaction within the business combination period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. Operating and formation costs, as reported on the condensed statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net income are reported on the condensed statement of operations and described within their respective disclosures.

The accounting policies used to measure the profit and loss of the segment are the same as those described in the summary of significant accounting policies.

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheets date through the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10K filed with the SEC. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from November 23, 2020 (inception) through March 31, 2025 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and subsequent to the Initial Public Offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2025, we had a net income of $2,907,329, which consisted of interest earned on marketable securities held in the Trust Account of $3,107,381, partially offset by organizational and operational costs of $200,052.

For the three months ended March 31, 2024, we had net loss of $59,738 which consisted of organizational and operational costs.

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

For the three months ended March 31, 2025, cash used in operating activities was $151,938. Net income of $2,907,329 was affected by interest earned on marketable securities held in the Trust Account of $3,107,381. Changes in operating assets and liabilities provided $48,114 of cash for operating activities.

For the three months ended March 31, 2024, cash used in operating activities was $48,011. Net loss of $59,738 was affected by changes in operating assets and liabilities provided $11,727 of cash for operating activities.

As of March 31, 2025, we had marketable securities held in the Trust Account of $299,844,019 (including approximately $3,107,381 of interest income). We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less permitted withdrawals and deferred underwriting discounts and commissions), to complete our initial business combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2025, we had cash of $376,572. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination, and to pay for directors and officers liability insurance premiums. We have incurred and expect to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a business combination.

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

In connection with our assessment of going concern considerations in accordance with ASC 205-40, “Going Concern”, as of March 31, 2025, we may need to raise additional capital through loans or additional investments from our co-sponsors, Sponsor HoldCo, stockholders, officers, directors, or third parties. Our officers, directors and co-sponsors may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

Management plans to address this uncertainty through a business combination. If a business combination is not consummated within 24 months from the closing of the Initial Public Offering, currently May 13, 2026, there will be a mandatory liquidation and subsequent dissolution. Management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern.  No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate within 24 months from the closing of the Initial Public Offering. We intend to complete the initial business combination before the end of the 24-month period. However, there can be no assurance that we will be able to consummate any business combination by the end of this period or at all.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, actual results could materially differ from those estimates. As of March 31, 2025, we did not have any critical accounting estimates to be disclosed.

Net Income (Loss) per Ordinary Share

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

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2025 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K filed with the SEC on March 28, 2025. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

GP-ACT III ACQUISITION CORP.

Date: May 14, 2025	By:	/s/ Antonio Bonchristiano
	Name:	Antonio Bonchristiano
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2025	By:	/s/ Rodrigo Boscolo
	Name:	Rodrigo Boscolo
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)