Form 10-Q
period 2025-09-30
GP-Act III Acquisition Corp.
filed 2025-11-13
CIK 1834526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2025

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

As of November 13, 2025, there were 28,750,000 Class A ordinary shares, par value $0.0001 per share, and 7,187,500 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

GP-ACT III ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2025

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

GP-ACT III ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets
Cash	$145,453	$483,572
Due from Sponsor	5,254	—
Prepaid expenses	143,197	191,783
Total Current Assets	293,904	675,355
Long-term prepaid insurance	—	61,667
Marketable securities in Trust Account	306,202,278	296,736,638
Total Assets	$306,496,182	$297,473,660
LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$211,263	$231,605
Advance from related party	44,938	—
Promissory note – related parties	400,000	400,000
Total Current Liabilities	656,201	631,605
Deferred legal fee	350,000	350,000
Deferred underwriting fee payable	13,687,500	13,687,500
Total Liabilities	14,693,701	14,669,105

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, 28,750,000 shares at redemption value of $10.65 and $10.32 per share as of September 30, 2025 and December 31, 2024, respectively	306,202,278	296,736,638

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of September 30, 2025 and December 31, 2024	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued or outstanding (excluding 28,750,000 shares subject to possible redemption as of as of September 30, 2025 and December 31, 2024)	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 7,187,500 shares issued and outstanding as of September 30, 2025 and December 31, 2024	719	719
Additional paid-in capital	—	—
Accumulated deficit	(14,400,516)	(13,932,802)
Total Shareholders’ Deficit	(14,399,797)	(13,932,083)
Total Liabilities, Class A ordinary shares subject to possible redemption, and Shareholders’ Deficit	$306,496,182	$297,473,660

The accompanying notes are an integral part of the unaudited condensed financial statements.

GP-ACT III ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
General and administrative expenses	$126,328	$143,462	$467,714	$380,614
Loss from operations	(126,328)	(143,462)	(467,714)	(380,614)

Other income:
Interest earned on marketable securities held in Trust Account	3,232,187	3,799,919	9,465,640	5,747,982
Total other income	3,232,187	3,799,919	9,465,640	5,747,982

Net income	$3,105,859	$3,656,457	$8,997,926	$5,367,368

Basic and diluted weighted average shares outstanding, Class A ordinary shares	28,750,000	28,750,000	28,750,000	14,794,708

Basic and diluted net income per share, Class A ordinary shares	$0.09	$0.10	$0.25	$0.25

Basic and diluted weighted average shares outstanding, Class B ordinary shares	7,187,500	7,187,500	7,187,500	6,732,436

Basic and diluted net income per share, Class B ordinary shares	$0.09	$0.10	$0.25	$0.25

The accompanying notes are an integral part of the unaudited condensed financial statements.

GP-ACT III ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

	Class B		Additional
	Ordinary shares		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2025	7,187,500	$719	$—	$(13,932,802)	$(13,932,083)
Accretion for Class A Ordinary shares to redemption amount	—	—	—	(3,107,381)	(3,107,381)
Net income	—	—	—	2,907,329	2,907,329
Balance as of March 31, 2025	7,187,500	719	—	(14,132,854)	(14,132,135)
Accretion for Class A Ordinary shares to redemption amount	—	—	—	(3,126,072)	(3,126,072)
Net income	—	—	—	2,984,738	2,984,738
Balance as of June 30, 2025	7,187,500	719	—	(14,274,188)	(14,273,469)
Accretion for Class A Ordinary shares to redemption amount	—	—	—	(3,232,187)	(3,232,187)
Net income	—	—	—	3,105,859	3,105,859
Balance as of September 30, 2025	7,187,500	$719	$—	$(14,400,516)	$(14,399,797)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024

	Class B		Additional
	Ordinary shares		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2024(1)	7,187,500	$719	$24,281	$(122,944)	$(97,944)
Net loss	—	—	—	(59,738)	(59,738)
Balance as of March 31, 2024	7,187,500	719	24,281	(182,682)	(157,682)
Accretion for Class A ordinary shares to redemption amount	—	—	(9,258,468)	(13,244,885)	(22,503,353)
Sale of 7,000,000 Private Placement Warrants	—	—	7,000,000	—	7,000,000
Fair value of Public Warrants at issuance	—	—	2,443,750	—	2,443,750
Allocated value of transaction costs to Class A shares	—	—	(209,563)	—	(209,563)
Accretion for common stock to redemption amount			—	(1,948,063)	(1,948,063)
Net income	—	—	—	1,770,649	1,770,649
Balance as of June 30, 2024	7,187,500	719	—	(13,604,981)	(13,604,262)
Accretion for Class A Ordinary shares to redemption amount	—	—	—	(3,799,919)	(3,799,919)
Net income	—	—	—	3,656,457	3,656,457
Balance as of September 30, 2024	7,187,500	$719	$—	$(13,748,443)	$(13,747,724)

(1)	Includes an aggregate of up to 937,500 Class B ordinary shares subject to forfeiture by the holders thereof depending on the extent to which the underwriter’s over-allotment option is exercised (see Note 5). On February 1, 2021, the Company effected a share surrender pursuant to which 4,312,500 Class B ordinary shares were canceled, resulting in an aggregate of 7,187,500 Class B ordinary shares outstanding. On December 17, 2021, the Company effected a share capitalization with respect to Class B ordinary shares of 2,395,834 shares, resulting in the GPIAC II, LLC (the “GP sponsor”), IDS III LLC (the “Act III sponsor” and prior to March 7, 2024, together with GP sponsor, the “Co-sponsors”) and the Company’s independent directors at the time holding an aggregate of 9,583,334 Class B ordinary shares. On December 29, 2023, the Company effected a share surrender pursuant to which 2,395,834 Class B ordinary shares were canceled, resulting in an aggregate of 7,187,500 Class B ordinary shares outstanding. All share and per-share amounts have been retroactively restated to reflect the share capitalizations (see Note 5). On May 13, 2024, as a result of the underwriter’s election to fully exercise its over-allotment option, the 937,500 shares are no longer subject to forfeiture.

The accompanying notes are an integral part of the unaudited condensed financial statements.

GP-ACT III ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For The Nine Months Ended
	September 30,	September 30,
	2025	2024
Cash Flows from Operating Activities:
Net income	$8,997,926	$5,367,368
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(9,465,640)	(5,747,982)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	48,586	(332,944)
Due from Sponsor	(5,254)	—
Long-term prepaid insurance	61,667	—
Accrued expenses	(20,342)	158,775
Net cash used in operating activities	(383,057)	(554,783)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	—	(287,500,000)
Net cash used in investing activities	—	(287,500,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	282,500,000
Proceeds from sale of Private Placements Warrants	—	7,000,000
Proceeds from promissory note - related party	—	200,000
Advances from related party	44,938	—
Repayment of promissory note - related party	—	(428,182)
Payment of offering costs	—	(704,736)
Net cash provided by financing activities	44,938	288,567,082

Net Change in Cash	(338,119)	512,299
Cash – beginning of the period	483,572	1,208
Cash – end of the period	$145,453	$513,507
Non-cash investing and financing activities:
Deferred underwriting fee payable	$—	$13,687,500
Deferred legal fees	$—	$350,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

GP-ACT III ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

As of September 30, 2025, the Company had not commenced any operations. All activity for the period from November 23, 2020 (inception) through September 30, 2025 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of a business combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

SEPTEMBER 30, 2025

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

SEPTEMBER 30, 2025

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

Liquidity and Going Concern

As of September 30, 2025, the Company had $145,453 in its operating bank account and a working capital deficit of $362,297.

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

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Going Concern”, as of September 30, 2025, the Company may need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

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

SEPTEMBER 30, 2025

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10K as filed with the SEC on March 28, 2025. The interim results for the three and nine months ended September 30, 2025, are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.

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

SEPTEMBER 30, 2025

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company has $145,453 and $483,572 in cash and no cash equivalents as of September 30, 2025 and December 31, 2024, respectively.

Cash and Marketable Securities Held in Trust Account

At September 30, 2025, substantially all the assets held in the Trust Account amounting to $306,202,278 were invested in U.S. Treasury Securities. At December 31, 2024, substantially all the assets held in the Trust Account amounting to $296,736,638 were held in money market funds, which are invested primarily in Treasury securities. All of the Company’s investments held in the Trust Account are presented on the accompanying condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on cash and marketable securities held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial business combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent deficit as the redemption provisions are not solely within the control of the Company. The Public Shares sold as part of the Units in the Initial Public Offering were issued with other freestanding instruments (i.e., Public Warrants) and as such, the initial carrying value of Public Shares classified as temporary equity are the allocated proceeds determined in accordance with ASC 470-20. The Company recognizes changes in redemption value immediately as it occurs and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, at September 30, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable shares are affected by charges against additional paid in capital (to the extent available) and accumulated deficit.

GP-ACT III ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

At September 30, 2025 and December 31, 2024, the Class A ordinary shares subject to redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross Proceeds	$287,500,000
Less:
Proceeds allocated to Public Warrants	(2,443,750)
Class A ordinary shares issuance costs	(20,059,603)
Plus:
Accretion for Class A Ordinary Shares subject to possible redemption	31,739,991
Class A Ordinary Shares subject to possible redemption December 31, 2024	296,736,638
Plus:
Accretion for Class A Ordinary Shares subject to possible redemption	3,107,381
Class A Ordinary Shares subject to possible redemption March 31, 2025	299,844,019
Plus:
Accretion for Class A Ordinary Shares subject to possible redemption	3,126,072
Class A Ordinary Shares subject to possible redemption June 30, 2025	302,970,091
Plus:
Accretion for Class A Ordinary Shares subject to possible redemption	3,232,187
Class A Ordinary Shares subject to possible redemption September 30, 2025	$306,202,278

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

The following table reflects the calculation of basic and diluted net income per ordinary share:

	For the Three Months Ended September 30, 2025		For the Nine Months Ended September 30, 2025
	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income	$2,484,687	$621,172	$7,198,341	$1,799,585

Denominator
Weighted-average shares outstanding	28,750,000	7,187,500	28,750,000	7,187,500
Basic and diluted net income per share	$0.09	$0.09	$0.25	$0.25

	For the Three Months Ended September 30, 2024		For the Nine Months Ended September 30, 2024
	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income	$2,925,166	$731,291	$3,688,768	$1,678,600

Denominator
Weighted-average shares outstanding	28,750,000	7,187,500	14,794,708	6,732,436
Basic and diluted net income per share	$0.10	$0.10	$0.25	$0.25

GP-ACT III ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statement and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits, and no amounts accrued for interest and penalties as of September 30, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

SEPTEMBER 30, 2025

(UNAUDITED)

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

SEPTEMBER 30, 2025

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

SEPTEMBER 30, 2025

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

As of September 30, 2025 and December 31, 2024, there was a total amount of $400,000 outstanding under such promissory notes, being $200,000, $100,000 and $100,000 under the GPIAC II, LLC, Boxcar Partners Two, LLC and IDS III LLC promissory notes, respectively.

Administrative Services Agreement

The Company entered into an agreement, commencing on May 8, 2024, through the earlier of the Company’s consummation of a business combination and its liquidation, to pay an affiliate of GPIAC II, LLC a total of up to $5,000 per month for office space and administrative and support services. For the three and nine months ended September 30, 2025, the Company incurred $15,000 and $45,000 of fees for these services recorded as accrued expense in the accompanying condensed balance sheets. For the three and nine months ended September 30, 2024, the Company incurred $7,500 of fees for these services.

Related Party Loans

In order to finance transaction costs in connection with a business combination, either of Sponsor HoldCo, the Co-sponsors, any of their respective affiliates or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a business combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a business combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans for each such person may be convertible into warrants of the post-business combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2025 and December 31, 2024, there are no Working Capital Loans outstanding.

Advances from Related Party

As of September 30, 2025, the Sponsor had advanced the Company $44,938 for working capital purposes, of which $0 was repaid during the three and nine months ended September 30, 2025. As of September 30, 2025 and December 31, 2024, the outstanding balance under the advances amounted to $44,938 and $0, respectively.

Due from Sponsor

The Company covered certain expenses on behalf of its Sponsor, paying $5,254 and $0 as of September 30, 2025 and December 31, 2024, of which such amount is included in due from sponsor in the accompanying condensed balance sheets.

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

SEPTEMBER 30, 2025

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

Deferred Legal Fees

As of September 30, 2025 and December 31, 2024, the Company had a total of $350,000 of deferred legal fees payable to the Company’s legal advisors upon consummation of the business combination, which is included in the accompanying condensed balance sheets as of September 30, 2025 and December 31, 2024.

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2025 and December 31, 2024, there were no preference shares issued and outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At September 30, 2025 and December 31, 2024, there were no Class A ordinary shares issued and outstanding, excluding 28,750,000 shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At September 30, 2025 and December 31, 2024, there were 7,187,500 Class B ordinary shares issued and outstanding.

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

SEPTEMBER 30, 2025

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

SEPTEMBER 30, 2025

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

At September 30, 2025, assets held in the Trust Account were comprised of $942 in cash and $306,165,682 in U.S. Treasury securities. During the three and nine months ended September 30, 2025, the Company did not withdraw any interest income from the Trust Account.

GP-ACT III ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The gross holding loss and fair value of held-to-maturity securities at September 30, 2025 are as follows:

	Held-To-Maturity	Level	Amortized Cost	Gross Holding Loss	Fair Value
September 30, 2025	U.S. Treasury Securities (Mature on 12/18/2025)	1	$306,201,336	$35,654	$306,165,682
December 31, 2024	U.S. Treasury Securities	1	$—	$—	$—

At September 30, 2025 and December 31, 2024, assets held in the Trust Account were comprised of $306,202,278 and $296,736,638, respectively, in marketable securities held in Trust Account. Through September 30, 2025 and December 31, 2024, the Company did not withdraw any amount of interest earned on the Trust Account.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2024:

	December 31, 2024	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Marketable securities held in Trust Account	$296,736,638	$296,736,638	$—	$—

GP-ACT III ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

	September 30, 2025	December 31, 2024
Trust Account	$306,202,278	$296,736,638
Cash	$145,453	$483,572

	For the three months ended September 30, 2025	For the three months ended September 30, 2024	For the nine months ended September 30, 2025	For the nine months ended September 30, 2024
General and administrative expenses	$126,328	$143,462	$467,714	$380,614
Interest earned on the Trust Account	$3,232,187	$3,799,919	$9,465,640	$5,747,982

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from November 23, 2020 (inception) through September 30, 2025 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and subsequent to the Initial Public Offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2025, we had a net income of $3,105,859, which consisted of interest earned on marketable securities held in the Trust Account of $3,232,187, partially offset by formation and operational costs of $126,328.

For the nine months ended September 30, 2025, we had a net income of $8,997,926, which consisted of interest earned on marketable securities held in the Trust Account of $9,465,640, partially offset by formation and operational costs of $467,714.

For the three months ended September 30, 2024, we had a net income of $3,656,457, which consisted of interest earned on marketable securities held in the Trust Account of $3,799,919, partially offset by formation and operational costs of $143,462.

For the nine months ended September 30, 2024, we had a net income of $5,367,368, which consisted of interest earned on marketable securities held in the Trust Account of $5,747,982, partially offset by formation and operational costs of $380,614.

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

For the nine months ended September 30, 2025, cash used in operating activities was $383,057. Net income of $8,997,926 was affected by interest earned on marketable securities held in the Trust Account of $9,465,640. Changes in operating assets and liabilities used $84,657 of cash for operating activities.

For the nine months ended September 30, 2024, cash used in operating activities was $554,783. Net income of $5,367,368 was affected by interest earned on marketable securities held in the Trust Account of $5,747,982. Changes in operating assets and liabilities used $174,169 of cash for operating activities.

As of September 30, 2025, we had marketable securities held in the Trust Account of $306,202,278 (including approximately $18,702,278 of interest income). We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less permitted withdrawals and deferred underwriting discounts and commissions), to complete our initial business combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2025, we had cash of $145,453. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination, and to pay for directors and officers liability insurance premiums. We have incurred and expect to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a business combination.

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

In connection with our assessment of going concern considerations in accordance with ASC 205-40, “Going Concern”, as of September 30, 2025, we may need to raise additional capital through loans or additional investments from our co-sponsors, Sponsor HoldCo, stockholders, officers, directors, or third parties. Our officers, directors and co-sponsors may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, actual results could materially differ from those estimates. As of September 30, 2025, we did not have any critical accounting estimates to be disclosed.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

GP-ACT III ACQUISITION CORP.

Date: November 13, 2025	By:	/s/ Antonio Bonchristiano
	Name:	Antonio Bonchristiano
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2025	By:	/s/ Rodrigo Boscolo
	Name:	Rodrigo Boscolo
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)