Form 10-K
period 2025-12-31
GP-Act III Acquisition Corp.
filed 2026-03-26
CIK 1834526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the registrant’s Class A ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed as of June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter), was approximately $303,312,500.

As of March 26, 2026, there were 28,750,000 Class A ordinary shares, par value $0.0001 per share, and 7,187,500 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

GP-ACT III ACQUISITION CORP.
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2025

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

ii

PART I.

Unless otherwise stated or the context requires otherwise, references in this Annual Report on Form 10-K (this “Annual Report”) to:

●	“ACT III sponsor” are to IDS III LLC, a Delaware limited liability company;

●	“Boxcar sponsor” are to Boxcar Partners III, LLC, a Delaware limited liability company;

●	“Companies Act” are to the Companies Act (As Revised) of the Cayman Islands as the same may be amended from time to time;

●	“co-sponsors” are (i) prior to March 7, 2024, to GP sponsor and Act III sponsor, collectively, and (ii) following March 7, 2024 (including following the consummation of our Initial Public Offering), to GP sponsor, Act III sponsor and Boxcar sponsor, collectively;

●	“founder shares” are to our Class B ordinary shares initially purchased by GP sponsor, our co-sponsor, in a private placement prior to the Initial Public Offering, a portion of which were subsequently transferred to our co-sponsor, Act III sponsor, and subsequently thereto transferred to Sponsor HoldCo and our three independent directors, as well as our Class A ordinary shares that will be issued upon conversion thereof as provided herein;

●	“GP sponsor” are to GPIAC II, LLC, a Cayman Islands limited liability company, which is an affiliate of GP Investments;

●	“GP Investments” refers to GP Investments, Ltd., an exempted company limited by shares incorporated and organized under the laws of Bermuda;

●	“initial shareholders” are to Sponsor HoldCo and the three independent directors that held our founder shares prior to our initial public offering;

●	“management” or our “management team” refer to our officers and directors;

●	“ordinary shares” are to our Class A ordinary shares and our Class B ordinary shares;

●	“private placement warrants” are to the warrants issued to Sponsor HoldCo and Cantor in private placements simultaneously with the closing of our Initial Public Offering;

●	“public shareholders” are to the holders of our public shares, including Sponsor HoldCo, our co-sponsors, any non-managing HoldCo investors, directors and officers to the extent such persons purchase public shares, provided their status as a “public shareholder” shall only exist with respect to such public shares;

●	“public warrants” are to our warrants sold as part of the Units in the Initial Public Offering (whether they are purchased in the Initial Public Offering or thereafter in the open market);

●	“Sponsor HoldCo” are to GP-Act III Sponsor LLC, a Cayman Islands limited liability company, formed by our co-sponsors on March 7, 2024, which directly holds (i) all of the founder shares (other than the founder shares held by our three independent directors) and (ii) upon consummation of the warrant private placement that closed simultaneously with our Initial Public Offering, 4,500,000 private placement warrants;

●	“warrants” are, collectively, to the public warrants and the private placement warrants;

●	“warrant agreement” are, together, to our warrant agreement governing the warrants and private placement warrants;

●	“we,” “us,” “our” or the “Company” are to GP-Act III Acquisition Corp., a blank check company incorporated as a Cayman Islands exempted company; and

●	“$,” “US$” and “U.S. dollar” each refer to the United States dollar.

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

We intend to effectuate our initial business combination using cash from the proceeds of the Initial Public Offering, the sale of the private placement warrants, our shares, debt or a combination of these as the consideration to be paid in our initial business combination. We have generated no revenues to date and we do not expect that we will generate operating revenues at the earliest until we consummate our initial business combination. Our entire activity since inception through December 31, 2025 related to our formation, the preparation for the Initial Public Offering, and following the closing of the Initial Public Offering, the search for a prospective initial business combination. Based on our business activities, we are a “shell company” as defined under the Exchange Act of 1934, as amended (the “Exchange Act”), because we have no operations and nominal assets consisting almost entirely of cash.

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

Additional Disclosures

Our Acquisition Process

We have not yet definitively selected any business combination target and we have not yet entered into a definitive agreement for our initial business combination.

Our directors and officers presently have, and any of them in the future may have, additional fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our directors or officers becomes aware of a business combination opportunity that is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she may need to honor these fiduciary or contractual obligations to present such business combination opportunity to such entity, or in the case of a non-compete restriction, may not present such opportunity to us at all, subject to his or her fiduciary duties under Cayman Islands law. We do not believe, however, that the fiduciary duties or contractual obligations of our directors or officers will materially affect our ability to identify and pursue business combination opportunities or complete our initial business combination. Our directors and officers are also not required to commit any specified amount of time to our affairs, and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. See “Risk Factors - Certain of our directors and officers are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.”

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

Human Capital

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

Summary of Risks Factors

Our business faces significant risks and uncertainties. If any of the following risks are realized, our business, financial condition and results of operations could be materially and adversely affected. You should carefully review and consider the full discussion of our risk factors in the section titled “Risk Factors” in Part I, Item 1A of this Annual Report. Some of the more significant risks include the following:

Risks Relating to Our Search for, and Consummation of, or Inability to Consummate, a Business Combination

●	Our public shareholders may not be afforded an opportunity to vote on our initial business combination, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.

●	If we seek shareholder approval of our initial business combination, our initial shareholders, directors and officers have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

●	Our initial business combination will require approval of each of our Co-Chairmen, a majority of our board of directors, as well as a majority of our independent directors.

●	Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek shareholder approval of such business combination.

●	The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

●	The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

●	We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our Public Shares and liquidate, in which case our public shareholders may receive only $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

●	Our search for an initial business combination, and any target business with which we may ultimately consummate an initial business combination, may be materially adversely affected by current global geopolitical conditions.

●	Military or other conflicts in Ukraine, Taiwan, the Middle East or elsewhere may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of potential target companies, which could make it more difficult for us to consummate an initial business combination.

●	Recent increases in inflation in the United States and elsewhere could make it more difficult for us to consummate a business combination.

●	If we seek shareholder approval of our initial business combination, Sponsor HoldCo, our co-sponsors, directors, officers, advisors or any of their affiliates may elect to purchase shares or public warrants from public shareholders or warrant holders, which may increase the likelihood of closing our initial business combination and reduce the public “float” of our securities.

●	If a shareholder fails to receive notice of our offer to redeem our Public Shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

●	You are not entitled to protections normally afforded to investors of many other blank check companies.

●	If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.

●	If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.

●	Due to the number of special purpose acquisition companies evaluating targets, attractive targets may become scarcer and there may be more competition for attractive targets or such attractive targets may not be interested to consummate a business combination with a SPAC due to a negative public perception of mergers involving SPACs. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

●	If the funds not being held in the Trust Account are insufficient to allow us to operate for at least the 24 months following the closing of the Initial Public Offering, we may be unable to complete our initial business combination.

●	Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

●	If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share.

●	Our directors may decide not to enforce the indemnification obligations of Sponsor HoldCo, resulting in a reduction in the amount of funds in the Trust Account available for distribution to our public shareholders.

●	The securities in which we invest the funds held in the Trust Account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.00 per share.

●	If, after we distribute the proceeds in the Trust Account to our public shareholders, we file a winding-up or bankruptcy or insolvency petition or an involuntary winding-up or bankruptcy or insolvency petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

●	If, before distributing the proceeds in the Trust Account to our public shareholders, we file a winding-up or bankruptcy or insolvency petition or an involuntary winding-up or bankruptcy or insolvency petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

●	If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

●	Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

●	If we have not completed our initial business combination within 24 months of the closing of the Initial Public Offering, our public shareholders may be forced to wait beyond such 24 months before redemption from our Trust Account.

●	Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

●	We may not hold an annual general meeting until after the consummation of our initial business combination.

●	The grant of registration rights to our initial shareholders, Cantor and their permitted transferees may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A ordinary shares.

●	Because we are not limited to a particular industry or any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

●	Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

●	We may seek acquisition opportunities with an early stage company, a financially unstable business or an entity lacking an established record of revenue or earnings.

●	We may engage the underwriters from our Initial Public Offering or any of their affiliates to provide additional services to us.

●	We are not required to obtain an opinion from an independent investment banking firm or from an independent accounting firm regarding fairness. Consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our company from a financial point of view.

●	Any due diligence in connection with an initial business combination may not reveal all relevant considerations or liabilities of a target business, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

●	We may issue additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon the conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated memorandum and articles of association. Any such issuances would dilute the interest of our shareholders and likely present other risks.

●	We may reincorporate in another jurisdiction in connection with our initial business combination and such reincorporation may result in taxes imposed on shareholders or warrant holders.

●	Failure to maintain our status as tax resident solely in the Cayman Islands could adversely affect our financial and operating results. Our intention is that prior to our initial Business Combination we should be resident solely in the Cayman Islands.

●	Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per share, or less than such amount in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

●	We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with Sponsor HoldCo, our co-sponsors, directors or officers which may raise potential conflicts of interest.

●	Since our co-sponsors, officers and directors and any other holder of our founder shares, including any non-managing HoldCo investors, and Cantor will lose their entire investment in us if our initial business combination is not completed (other than with respect to any Public Shares they may acquire during or after the Initial Public Offering), and because our co-sponsors, officers and directors and any other holder of our founder shares, including any non-managing HoldCo investors, directly or indirectly may profit substantially from a business combination as a result of their ownership of founder shares even under circumstances where our public shareholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination, including in connection with the shareholder vote in respect thereto.

●	The value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our ordinary shares at such time is substantially less than $10.00 per share.

●	We may be able to complete only one business combination with the proceeds of the Initial Public Offering and the sale of the private placement warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

●	We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

●	We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

●	We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

●	We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete a business combination with which a substantial majority of our shareholders do not agree.

●	In order to effectuate an initial business combination, blank check companies have, in the past, amended various provisions of their charters and modified governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments in a manner that will make it easier for us to complete our initial business combination that some of our shareholders may not support.

●	Certain provisions of our amended and restated memorandum and articles of association that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our Trust Account) may be amended with the approval of holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated memorandum and articles of association and the trust agreement to facilitate the completion of an initial business combination that some of our shareholders may not support.

●	We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

●	Holders of our founder shares will control the appointment of our board of directors until consummation of our initial business combination and will hold a substantial interest in us. As a result, they will appoint all of our directors prior to our initial business combination and may exert a substantial influence on actions requiring shareholder vote, potentially in a manner that you do not support.

●	Holders of Class A ordinary shares will not be entitled to vote on any appointment of directors we hold prior to our initial business combination.

●	A provision of our warrant agreement may make it more difficult for us to consummate an initial business combination.

●	Our warrants and founder shares may have an adverse effect on the market price of our Class A ordinary shares and make it more difficult to effectuate our initial business combination.

●	Because we must furnish our shareholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

●	Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

●	If our management team pursues a company with operations or opportunities outside of the United States for our initial business combination, we may face additional burdens in connection with investigating, agreeing to and completing such combination, and if we effect such initial business combination, we would be subject to a variety of additional risks that may negatively impact our operations.

Risks Relating to the Post-Business Combination Company

●	Subsequent to our completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.

●	After our initial business combination, our results of operations and prospects could be subject, to a significant extent, to the economic, political, social and government policies, developments and conditions in the country in which we operate.

●	Our management may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

●	Our initial business combination will require approval of each of our Co-Chairmen, a majority of our board of directors, as well as a majority of our independent directors.

●	We may have limited ability to assess the management of a prospective target business and, as a result, may affect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

●	After our initial business combination, it is possible that a majority of our directors and officers will live outside the United States and all or substantially all of our assets will be located outside the United States; therefore investors may not be able to enforce federal securities laws or their other legal rights.

●	If our management following our initial business combination is unfamiliar with U.S. securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Risks Relating to Our Management Team

●	We are dependent upon our directors and officers and their departure could adversely affect our ability to operate.

●	Our ability to successfully effect our initial business combination and to be successful thereafter will be dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of our or a target’s key personnel could negatively impact the operations and profitability of our post-combination business.

●	Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

●	Our directors and officers will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

●	Certain of our directors and officers are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

●	Our directors, officers, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

●	Our letter agreements with our initial shareholders, officers and directors may be amended without shareholder approval.

Risks Relating to Our Securities

●	You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your Public Shares and/or warrants, potentially at a loss.

●	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

●	You will not be permitted to exercise your warrants unless we register and qualify the issuance of the underlying the Class A ordinary shares or certain exemptions are available.

●	You will not be permitted to exercise your warrants unless we register and qualify the issuance of the underlying the Class A ordinary shares or certain exemptions are available.

●	We may redeem your unexpired public warrants prior to their exercise at a time that is disadvantageous to you, thereby making your public warrants worthless.

●	The non-managing HoldCo investors purchased substantially all of the Units in our Initial Public Offering, which could reduce the trading volume, volatility and liquidity for our securities, adversely affect the trading price of our securities.

●	Because each Unit contains one-half of one public warrant and only a whole public warrant may be exercised, the Units may be worth less than Units of other blank check companies.

●	Our management’s ability to require holders of our public warrants to exercise such public warrants on a cashless basis will cause holders to receive fewer Class A ordinary shares upon their exercise of the public warrants than they would have received had they been able to exercise their public warrants for cash.

●	Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. federal courts may be limited.

●	Our warrant agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.

●	Provisions in our amended and restated memorandum and articles of association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A ordinary shares and could entrench management.

●	We may issue our shares to investors in connection with our initial business combination at a price which is less than the prevailing market price of our shares at that time.

General Risk Factors

●	We have no operating history and no operating revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

●	Past performance by our management team and their affiliates may not be indicative of future performance of an investment in the company.

●	We may be a passive foreign investment company, or “PFIC,” which could result in adverse U.S. federal income tax consequences to U.S. investors.

●	Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

●	We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

●	Since only holders of our founder shares have the right to vote on the appointment of directors, the Nasdaq may consider us to be a “controlled company” within the meaning of the Nasdaq rules and, as a result, we may qualify for exemptions from certain corporate governance requirements.

●	We may not be able to complete an initial business combination since such initial business combination may be subject to regulatory review and approval requirement, including foreign investment regulations and review by government entities such as the Committee on Foreign Investment in the United States (“CFIUS”), or may be ultimately prohibited.

●	Adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions, could adversely affect our business, financial condition or results of operations, or our prospects.

●	Members of our management team and board of directors have significant experience as founders, board members, officers, executives or employees of other companies. Certain of those persons have been, may be, or may become, involved in litigation, investigations or other proceedings, Including related to those companies or otherwise. The defense or prosecution of these matters could be time-consuming and could divert our management’s attention, and may have an adverse effect on us, which may impede our ability to consummate an initial business combination.

●	Legal proceedings against the managing member of one of our co-sponsors as well as an independent director, in each case related to their prior professional endeavors outside the Company, could affect our business combination process.

●	Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

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

Our directors and officers have also entered into the letter agreement, imposing similar obligations on them with respect to Public Shares acquired by them, if any. We expect that our initial shareholders and their permitted transferees will own at least 20% of our issued and outstanding ordinary shares at the time of any such shareholder vote. Accordingly, if we seek shareholder approval of our initial business combination, it is more likely that the necessary shareholder approval will be received than would be the case if such persons agreed to vote their founder shares in accordance with the majority of the votes cast by our public shareholders. The non-managing HoldCo investors are not required to (i) hold any Units, Class A ordinary shares or public warrants they may purchase in the Initial Public Offering or thereafter for any amount of time, (ii) vote any Class A ordinary shares they may own at the applicable time in favor of our initial business combination or (iii) refrain from exercising their right to redeem their Public Shares at the time of our initial business combination. The non-managing HoldCo investors will have the same rights to the funds held in the trust account with respect to the Class A ordinary shares underlying the Units they may purchase in the Initial Public Offering as the rights afforded to our other public shareholders. Nevertheless, the non-managing HoldCo investors’ interests in the founder shares owned by them indirectly through their membership interests in Sponsor Holdco may provide them with an incentive to vote any Public Shares they own in favor of a business combination, and make a substantial profit on such interests, even if the business combination is with a target that ultimately declines in value and is not profitable for other public shareholders (see “˗˗Since our co-sponsors, officers and directors and any other holder of our founder shares, including any non-managing HoldCo investors, and Cantor will lose their entire investment in us if our initial business combination is not completed (other than with respect to any Public Shares they may acquire during or after the Initial Public Offering), and because our co-sponsors, officers and directors and any other holder of our founder shares, including any non-managing HoldCo investors, directly or indirectly may profit substantially from a business combination as a result of their ownership of founder shares even under circumstances where our public shareholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination, including in connection with the shareholder vote in respect thereto” below).

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

Due to the number of special purpose acquisition companies evaluating targets, attractive targets may become scarcer and there may be more competition for attractive targets or such attractive targets may not be interested to consummate a business combination with a SPAC due to a negative public perception of mergers involving SPACs. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies preparing for an initial public offering, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available to consummate an initial business combination and/or complete our initial business combination.

In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause targets companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns (including a negative public perception of mergers involving SPACs), geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

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

In addition, even after we were to complete an initial business combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the initial business combination. As a result, in order to protect our directors and officers, the post-business combination entity may need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run-off insurance would be an added expense for the post-business combination entity, and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.

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

The proceeds held in the Trust Account are and will be invested or held only in either (i) U.S. government treasury obligations with a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations, (ii) as univested cash, or (iii) an interest bearing bank demand deposit account or other accounts at a bank. To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer we hold investments in the Trust Account, we may, at any time (and will no later than 24 months from the closing of the Initial Public Offering) instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account. For more information about the risk of the company being considered to be operating as an unregistered investment company, see “- If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.” While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in the recent past. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our amended and restated memorandum and articles of association, our public shareholders are entitled to receive their pro-rata share of the proceeds held in the Trust Account, plus any interest income, net of taxes paid or payable (less, in the case we are unable to complete our initial business combination, $100,000 of interest). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.00 per share.

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

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and

●	restrictions on the issuance of securities;

●	each of which may make it difficult for us to complete our initial business combination.

In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company;

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

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

We do not believe that our anticipated principal activities subject us to the Investment Company Act. To this end, the proceeds held in the Trust Account are and will be invested or held only in either (i) U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations, (ii) as uninvested cash, or (iii) an interest bearing bank demand deposit account or other accounts at a bank. To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer we hold investments in the Trust Account, we may, at any time (and will no later than 24 months from the closing of the Initial Public Offering) instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account.

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

We may seek to complete a business combination with an operating company of any size (subject to our satisfaction of the 80% of net assets test) and in any industry, sector or geography. However, we will not, under our amended and restated memorandum and articles of association, be permitted to effectuate our initial business combination solely with another blank check company or similar company with nominal operations. Because we have not yet entered into a definitive agreement for our initial business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or development stage entity. Although our directors and officers will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our securities will not ultimately prove to be less favorable to our investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any shareholder or warrant holder who chooses to remain a shareholder or warrant holder, respectively, following our initial business combination could suffer a reduction in the value of their securities. Such shareholders and warrant holders are unlikely to have a remedy for such reduction in value.

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

Any due diligence in connection with an initial business combination may not reveal all relevant considerations or liabilities of a target business, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

The due diligence undertaken with respect to a potential initial business combination may not reveal all relevant facts that may be necessary to evaluate such transaction or to formulate a business strategy. Furthermore, the information provided during due diligence may not be adequate or accurate. As part of the due diligence process, we will also make subjective judgments regarding the results of operations, financial condition and prospects of a potential initial business combination, and these judgments may be inaccurate.

Due diligence conducted in connection with an initial business combination may not result in the initial business combination being successful. If the due diligence investigation fails to identify material information regarding an opportunity, or if we consider such material risks to be commercially acceptable relative to the opportunity, and we proceed with an initial business combination, our company may subsequently incur substantial impairment charges or other losses. In addition, following an initial business combination, we may be subject to significant, previously undisclosed liabilities of the acquired business that were not identified during due diligence and which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Our amended and restated memorandum and articles of association authorizes the issuance of up to 200,000,000 Class A ordinary shares, par value $0.0001 per share, 20,000,000 Class B ordinary shares, par value $0.0001 per share, and 1,000,000 undesignated preference shares, par value $0.0001 per share. As of December 31, 2025, there were 171,250,000 and 12,812,500 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance, which amount takes into account shares reserved for issuance upon exercise of outstanding warrants, but does not take into account the shares reserved for issuance upon conversion of the Class B ordinary shares. Class B ordinary shares are convertible into Class A ordinary shares, initially at a one-for-one ratio but subject to adjustment as set forth herein. As of December 31, 2025, there were no preference shares issued and outstanding.

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

Failure to maintain our status as tax resident solely in the Cayman Islands could adversely affect our financial and operating results. Our intention is that prior to our initial Business Combination we should be resident solely in the Cayman Islands.

Continued attention must be paid to ensure that major decisions by the Company are not made from another jurisdiction, since this could cause us to lose our status as tax resident solely in the Cayman Islands. The composition of the board of directors, the place of residence of the individual members of the board of directors and the location(s) in which the board of directors makes decisions will all be important factors in determining and maintaining our tax residence in the Cayman Islands. If we were to be considered as tax resident within another jurisdiction, we may be subject to additional tax in that jurisdiction, which could negatively affect our financial and operating results, and/or our shareholders’ or warrant holders’ investment returns could be subject to additional or increased taxes (including withholding taxes).

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

The investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

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

We have issued public warrants to purchase 14,375,000 Class A ordinary shares, at a price of $11.50 per whole share (subject to adjustment), as part of the Units and, simultaneously with the closing of the Initial Public Offering, we have issued in private placements an aggregate of 7,000,000 private placement warrants, each exercisable to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. Our initial shareholders currently hold 7,187,500 Class B ordinary shares. The Class B ordinary shares are convertible into Class A ordinary shares on a one-for-one basis, subject to adjustment as set forth herein. In addition, if either of Sponsor HoldCo, our co-sponsors, any of their respective affiliates or certain of our directors and officers make any working capital loans, up to $1,500,000 of such loans for each such person may be converted into warrants, at the price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants. To the extent we issue Class A ordinary shares to effectuate a business combination, the potential for the issuance of a substantial number of additional Class A ordinary shares upon exercise of these warrants or conversion rights could make us a less attractive acquisition vehicle to a target business. Any such issuance will increase the number of issued and outstanding Class A ordinary shares and reduce the value of the Class A ordinary shares issued to complete the business combination. Therefore, our warrants and founder shares may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business.

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

Although we have no knowledge of any affiliation or other agreement or arrangement, as to voting of our securities or otherwise, among the non-managing HoldCo investors, so long as they continue to hold a substantial portion of the Units purchased, Sponsor HoldCo and the non-managing HoldCo investors would collectively own a significant number of our shares. Therefore, insofar as the non-managing HoldCo investors continue to hold the shares and individually decide to vote such shares in favor of our initial business combination, we would not need any additional Public Shares to be voted in favor of our initial business combination to have our initial business combination approved.

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

The courts of the Cayman Islands are unlikely (1) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (2) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple.

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

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder of our ordinary shares or warrants, the U.S. Holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our taxable year ended December 31, 2025, our current taxable year, and our subsequent taxable years may depend upon the status of an acquired company pursuant to a business combination and whether we qualify for the PFIC start-up exception. Depending on the particular circumstances, the application of the start-up exception may be subject to uncertainty, and there cannot be any assurance that we will qualify for the start-up exception. Accordingly, there can be no assurances with respect to our status as a PFIC for our taxable year ended December 31, 2025, our current taxable year, or any subsequent taxable year. Our actual PFIC status for any taxable year, moreover, will not be determinable until after the end of such taxable year. If we determine we are a PFIC for any taxable year, we will endeavor upon written request to provide to a U.S. Holder such information as the Internal Revenue Service (“IRS”) may require, including a PFIC Annual Information Statement, in order to enable the U.S. Holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information, and such election would likely be unavailable with respect to our warrants in all cases. We urge U.S. Holders to consult their tax advisors regarding the possible application of the PFIC rules to holders of our ordinary shares and warrants.

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

Since only holders of our founder shares have the right to vote on the appointment of directors, the Nasdaq may consider us to be a “controlled company” within the meaning of the Nasdaq rules and, as a result, we may qualify for exemptions from certain corporate governance requirements.

Only holders of our founder shares have the right to vote on the appointment of directors until our initial business combination. As a result, the Nasdaq may consider us to be a “controlled company” within the meaning of the Nasdaq corporate governance standards. Under the Nasdaq corporate governance standards, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that:

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

The funds in our operating account and our trust account are and will be held in banks or other financial institutions and are and will be invested or held only in either (i) U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations, (ii) as uninvested cash, or (iii) an interest bearing bank demand deposit account or other accounts at a bank. To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer we hold investments in the trust account, we may, at any time (and will no later than 24 months from the closing of the Initial Public Offering) instruct the trustee to liquidate the investments held in the trust account and instead to hold the funds in the trust account in cash or in an interest bearing demand deposit account. For more information about the risk of the company being considered to be operating as an unregistered investment company, see “- If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.” Our cash held in non-interest bearing and interest-bearing accounts may exceed any applicable Federal Deposit Insurance Corporation (“FDIC”) insurance limits. Should events, including limited liquidity, defaults, non-performance or other adverse developments occur with respect to the banks or other financial institutions that hold our funds, or that affect financial institutions or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, the value of the assets in our trust account could be impaired, which could have a material impact on our operating results, liquidity, financial condition and prospects. For example, on March 10, 2023, the FDIC announced that Silicon Valley Bank had been closed by the California Department of Financial Protection and Innovation. We cannot guarantee that the banks or other financial institutions that will hold our funds will not experience similar issues.

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

As of December 31, 2025, we had $112,660 in cash. The funds available to us outside of the Trust Account may not be sufficient to allow us to operate for at least the 24 months following the closing of the Initial Public Offering, assuming that our initial business combination is not completed during that time. We have incurred, and expect to continue to incur, significant costs in pursuit of our acquisition plans. Management’s plans to address this need for capital through potential loans from certain of our affiliates are discussed in the section of this Annual Report titled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” However, our affiliates are not obligated to make loans to us in the future, and we may not be able to raise additional financing from unaffiliated parties necessary to fund our expenses. Any such event in the future may negatively impact the analysis regarding our ability to continue as a going concern at such time. Our plans to raise capital and to consummate our initial business combination may not be successful.

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

The initial deadline for us to complete our initial business combination is May 13, 2026. It is uncertain that we will be able to consummate a business combination by this time. If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Holders of our Public Shares will receive only approximately $10.00 per share, or less, and our warrants will expire worthless. These factors, among others, increase the risk that our independent registered public accounting firm raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this Annual Report do not include any adjustments that might result from our inability to continue as a going concern.

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

Our Units began trading on Nasdaq on May 9, 2024. Each Unit consists of one Class A ordinary share and one-half of one redeemable warrant to purchase one Class A ordinary share. On June 28, 2024, we announced that holders of the Units may elect to separately trade the Class A ordinary shares and redeemable warrants included in the Units commencing on July 1, 2024. Any Units not separated continue to trade on Nasdaq under the symbol “GPATU.” Any underlying Class A ordinary shares and redeemable warrants that were separated trade on the Nasdaq under the symbols “GPAT” and “GPATW,” respectively.

(b)	Holders

As of March 26, 2026, there was approximately one holder of record of our Units, approximately one holder of record of our separately traded Class A ordinary share, and approximately three holders of record of our redeemable warrants. The number of record holders was determined from the records of our transfer agent.

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

(f)	Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Unregistered Sales

On November 29, 2020, GP sponsor paid $25,000 to cover certain of our offering and formation costs in exchange for the issuance of 7,187,500 founder shares to GP sponsor, or approximately $0.004 per share (after giving effect to a share surrender effected on February 1, 2021). On March 22, 2021, GP sponsor transferred 25,000 founder shares to each of our independent directors elected at that time, which shares were subsequently surrendered on December 29, 2023, in connection with the resignation of those independent directors. On March 22, 2021, GP sponsor transferred 3,543,750 founder shares to Act III sponsor at their original purchase price. On December 17, 2021, we effected a share capitalization with respect to our Class B ordinary shares of 2,395,834 shares thereof. On December 29, 2023, each of our co-sponsors surrendered 1,147,917 Class B ordinary shares, which, together with the simultaneous surrender of Class B ordinary shares by our resigning independent directors, resulted in our co-sponsors holding an aggregate of 7,187,500 founder shares. On March 7, 2024, Act III sponsor transferred 1,796,875 founder shares to Boxcar sponsor at their original purchase price. Subsequently, on March 7, 2024, our co-sponsors formed Sponsor HoldCo, through which our co-sponsors (i) hold their respective founder shares and (ii) have committed to purchase private placement warrants. Subsequently, on March 7, 2024, our co-sponsors contributed 7,187,500 founder shares to Sponsor HoldCo at their original purchase price, resulting in GP sponsor, Act III sponsor and Boxcar sponsor indirectly holding, through their respective membership interests in Sponsor HoldCo, 3,593,750 founder shares, 1,796,875 founder shares and 1,796,875 founder shares, respectively (without considering the subsequent transfer of 75,000 founder shares from Sponsor HoldCo to our independent directors). Subsequently, on March 7, 2024, Sponsor HoldCo transferred 25,000 founder shares to each of our independent directors (an aggregate of 75,000 founder shares) at their original purchase price. Considering each non-managing HoldCo investor purchasing, through Sponsor HoldCo, the private placement warrants allocated to it in connection with the closing of the Initial Public Offering, Sponsor HoldCo issued membership interests at a nominal purchase price to the non-managing HoldCo investors reflecting interests in an aggregate of 3,220,000 founder shares held by Sponsor HoldCo.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from November 23, 2020 (inception) through December 31, 2025 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and subsequent to the Initial Public Offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2025, we had a net income of $11,891,655, which consisted of interest earned on marketable securities held in the Trust Account of $12,443,573, partially offset by general and administrative expenses of $551,918.

For the year ended December 31, 2024, we had a net income of $8,671,665, which consisted of interest earned on marketable securities held in the Trust Account of $9,236,638, partially offset by general and administrative expenses of $564,973.

Liquidity, Capital Resources and Going Concern

Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of shares of Class B ordinary shares, par value $0.0001 per share, by our co-sponsors in the amount of $25,000 and loans from our co-sponsors or their affiliates pursuant to promissory notes. These loans are non-interest bearing, unsecured and are due at the earlier of the consummation of our initial business combination and the second anniversary of the consummation of our Initial Public Offering. As of December 31, 2025, there was a total amount of $400,000 outstanding under such promissory notes, of which $200,000 remains outstanding under the promissory note with GP Sponsor, $100,000 remains outstanding under the promissory note with Boxcar Partners Two, LLC, an affiliate of Boxcar sponsor, and $100,000 remains outstanding under the promissory note with Act III sponsor.

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

For the year ended December 31, 2025, cash used in operating activities was $372,225. Net income of $11,891,655 was affected by interest earned on marketable securities held in the Trust Account of $12,443,573. Changes in operating assets and liabilities used $179,693 of cash for operating activities.

For the year ended December 31, 2024, cash used in operating activities was $584,718. Net income of $8,671,665 was affected by interest earned on marketable securities held in the Trust Account of $9,236,638. Changes in operating assets and liabilities used $19,745 of cash for operating activities.

As of December 31, 2025, we had marketable securities held in the Trust Account of $309,180,211 (including approximately $21,680,211 of interest income). We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less permitted withdrawals and deferred underwriting discounts and commissions), to complete our initial business combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2025, we had cash of $112,660. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination, and to pay for directors and officers liability insurance premiums. We have incurred and expect to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a business combination.

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

In connection with our assessment of going concern considerations in accordance with ASC 205-40, “Going Concern”, as of December 31, 2025, we may need to raise additional capital through loans or additional investments from our co-sponsors, Sponsor HoldCo, stockholders, officers, directors, or third parties. Our officers, directors and co-sponsors may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

Management plans to address this uncertainty through a business combination. If a business combination is not consummated by the end of the Combination Period, currently May 13, 2026, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition, the date of mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period. The Company intends to complete the initial Business Combination before the end of the Combination Period. However, there can be no assurance that the Company will be able to consummate any Business Combination by the end of the Combination Period.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, actual results could materially differ from those estimates. As of December 31, 2025, we did not have any critical accounting estimates to be disclosed.

Net Income per Ordinary Share

We comply with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per Ordinary Share is computed by dividing net loss applicable to shareholders by the weighted average number of Ordinary Shares outstanding for the applicable periods. We apply the two-class method in calculating earnings per Ordinary Share and allocate net loss pro rata to Class A Ordinary Shares subject to possible redemption, nonredeemable Class A Ordinary Shares and Class B Ordinary Shares. Accretion associated with the redeemable Class A Ordinary Shares is excluded from earnings per share as the redemption value is not in excess of the fair value.

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

Item 7.A. Quantitative and Qualitative Disclosures About Market Risk.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective, Accordingly, management believes that the financial statements included in this Annual Report present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

Management’s Report on Internal Controls over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2025. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting as of December 31, 2025.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the most recent fiscal quarter of 2025 covered by this Annual Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9.B. Other Information.

During the quarter ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408(a) of Regulation S-K.

Item 9.C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our current directors and executive officer are as follows:

Name	Age	Title
Fersen Lamas Lambranho	64	Co-Chairman of the Board of Directors
Steven L. Spinner	66	Co-Chairman of the Board of Directors
Antonio Bonchristiano	58	Chief Executive Officer
Rodrigo Boscolo	42	Chief Financial Officer
Andrew Fleiss	47	Independent Director
Alexandre Ruberti	49	Independent Director
Sergio Pedreiro	60	Independent Director

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

Prior to joining United Natural Foods, Inc. in September 2008, Mr. Spinner served as a director and as Chief Executive Officer of Performance Food Group Company (“PFG”) from October 2006 to May 2008, when PFG was acquired by affiliates of The Blackstone Group and Wellspring Capital Management. Mr. Spinner previously had served as PFG’s President and Chief Operating Officer beginning in May 2005. Mr. Spinner served as PFG’s Senior Vice President and Chief Executive Officer - Broadline Division from February 2002 to May 2005 and as PFG’s Broadline Division President from August 2001 to February 2002.

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

Alexandre Ruberti, Director

Mr. Alexandre Ruberti is an independent director of the Company. Mr. Ruberti currently serves as as board member at Zevia PBC (NYSE: ZVIA) (premium clean-ingredient zero sugar beverage company) and at ZICO Rising, Inc. (premium bottled coconut water company). Until January 2025 Mr. Ruberti served as Managing Director Americas at Waterdrop (water company). Until March 2024 Mr. Ruberti served as board member at Celsius Holdings, Inc. (Energy Drink - NASDAQ: CELH). He carries over 25 years of experience in the consumer packaged goods industry. Previously, Mr. Ruberti served as CEO of Future Farm (a plant-based meat company), as the President of Red Bull Distribution Company USA, Executive Vice President of Sales for Red Bull North America, Chief Commercial Officer of Red Bull North America, and as Head of National Sales and Distribution of Brazil. Prior to Red Bull, he spent nine years at Coca-Cola Bottlers in Brazil. Mr. Ruberti obtained his MBA from Fundação Getulio Vargas in Brazil and lives in United States since 2011. He also serves as a Member of the Young Presidents’ Organization - YPO and is an active angel investor. Given Mr. Ruberti’s extensive experience in the beverage & food industry, we believe that he will provide valuable perspectives to executing our strategy, driving profitability and enhancing value for our shareholders.

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

Committees of the Board of Directors

Our board of directors has three standing committees - an audit committee in compliance with Section 3(a)(58)(A) of the Exchange Act, a compensation committee and a nominating committee, each comprised of independent directors. Each committee operates under a charter that was approved by our board of directors and has the composition and responsibilities described below. The charter of each committee is available on our website.

Audit Committee

The members of our audit committee are Andrew Fleiss, Alexandre Ruberti and Sergio Pedreiro. Sergio Pedreiro serves as chairman of the audit committee.

Each member of the audit committee is financially literate and our board of directors has determined that Sergio Pedreiro qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

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

Our directors and officers presently have, and any of them in the future may have, additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our directors or officers becomes aware of a business combination opportunity that is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she may need to honor these fiduciary or contractual obligations to present such business combination opportunity to such entity, or in the case of a non-compete restriction, may not present such opportunity to us at all, subject to his or her fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other. Our directors and officers are also not required to commit any specified amount of time to our affairs, and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. See “Risk Factors - Certain of our directors and officers are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.”

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

Potential investors should also be aware of the following potential conflicts of interest:

●	None of our directors or officers is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

●	In the course of their other business activities, our directors and officers may become aware of investment and business opportunities that may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented. For a complete description of our management’s other affiliations, see “- Directors and Officers.”

●	Our initial shareholders, directors and officers have agreed to waive their redemption rights with respect to any founder shares and Public Shares held by them in connection with the consummation of our initial business combination. Additionally, our initial shareholders have agreed to waive their redemption rights with respect to their founder shares if we fail to consummate our initial business combination within 24 months after the closing of the Initial Public Offering. However, if our initial shareholders (or any of our directors, officers or affiliates) acquire Public Shares, they will be entitled to liquidating distributions from the trust account with respect to such Public Shares if we fail to consummate our initial business combination within the prescribed time frame. If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the private placement warrants held in the trust account will be used to fund the redemption of our Public Shares, and the private placement warrants will expire worthless. With certain limited exceptions, the founder shares will not be transferable, assignable or salable by our initial shareholders until the earlier of: (1) one year after the completion of our initial business combination; and (2) subsequent to our initial business combination (x) if the last reported sale price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share dividends, rights issuances, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination or (y) the date on which we complete a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of our public shareholders having the right to exchange their ordinary shares for cash, securities or other property. With certain limited exceptions, the private placement warrants and the ordinary shares underlying such warrants, will not be transferable, assignable or salable by Sponsor HoldCo until 30 days after the completion of our initial business combination. Since our co-sponsors and directors and officers may directly or indirectly own ordinary shares and warrants and will directly or indirectly own founder shares following the Initial Public Offering, our directors and officers may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

●	Our directors and officers may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether to proceed with a particular business combination.

●	Our directors and officers may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such directors and officers was included by a target business as a condition to any agreement with respect to our initial business combination.

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

Individual	Entity	Entity’s Business	Affiliation
Fersen Lamas Lambranho	GP Investments and its affiliates	Investment firm	Chairman
	GP Advisors	Investment manager	Director
	Grupo SBF	Sporting goods retailer	Director
	The Craftory	Consumer venture capital firm	Director
	Ensure Holdings LLC	Insurance	Director
Irwin Simon	Aphria Inc.	Cannabis	Director/Officer
	MDC Partners Inc.	Marketing	Director
	Whole Earth Brands, Inc.	Packaged foods company	Executive Chairman
Antonio Bonchristiano	GP Investments and its affiliates	Investment firm	Chief Executive Officer and Director
	GP Advisors	Investment manager	Director
	Food First Global Restaurants	Restaurant company	Director
	Ensure Holdings LLC	Insurance	Chairman
	Virtual Dining Concepts Inc.	Influencer marketing foodtech	Director
Rodrigo Boscolo	GP Investments and its affiliates	Investment firm	Chief Financial Officer
	GP Advisors	Investment manager	Director
	The Craftory	Consumer venture capital firm	Alternate Director
	Food First Global Restaurants	Restaurant company	Director
Steven L. Spinner	ArcBest Corporation	Logistics company	Lead Outside Director
	Mid Ocean Partners	Alternative asset manager	Operating Partner
	Boxcar Partners	Alternative asset manager	Partner
Andrew Fleiss	Korona Partners	Investment firm	Partner
	Centerpark Management	Parking management	Adviser
	Hudson Ferry Capital	Investment firm	Partner
Alexandre Ruberti	Waterdrop	Water company	Managing Director
	Zevia PBC	Healthy carbonated beverage company	Director
	ZICO Rising, Inc.	Healthy coconut beverage company	Director
Sergio Pedreiro	NuOrion Capital	Financial advisory firm	Partner
	Spayne Lindsay & Co.	Corporate finance firm	Adviser
	Ashland Global Holdings Inc.	Chemical company	Director
	Eve Air Mobility	Aircraft company	Director

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

Commencing on the date that our securities are first listed on Nasdaq through the earlier of consummation of our initial business combination and our liquidation, we have paid and will pay an affiliate of GP sponsor a total of $5,000 per month for office space, administrative and support services. Sponsor HoldCo, our co-sponsors, directors and officers, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to Sponsor HoldCo, our co-sponsors, directors, officers or our or any of their respective affiliates.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information available to us at March 26, 2026 with respect to our ordinary shares held by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

●	each of our executive officers and directors; and

●	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these are not exercisable within 60 days of March 26, 2026.

	Class A Ordinary Shares		Class B Ordinary Shares(1)
	Beneficially Owned	Approximate Percentage of Class Issued and Outstanding Ordinary Shares	Beneficially Owned	Approximate Percentage of Class Issued and Outstanding Ordinary Shares
Name and Address of Beneficial Owner (2)
GP-Act III Sponsor LLC (3)(4)(5)(6)(7)			7,112,500	99.0%
Fersen Lamas Lambranho			7,112,500	99.0%
Steven L. Spinner			-	-
Antonio Bonchristiano			7,112,500	99.0%
Andrew Fleiss			25,000	*
Alexandre Ruberti			25,000	*
Sergio Pedreiro			25,000	*
Rodrigo Boscolo			-	-
All directors, officers and director as a group (7 individuals)			75,000	1.0%
Five percent Holders
Karpus Management, Inc.(8)	2,339,016	6.5%
HGC Investment Management Inc(9)	2,475,000	8.6%
First Trust Merger Arbitrage Fund(10)	2,351,438	8.2%
AQR Capital Management, LLC(11)	1,838,146	6.4%
Ramya Rao(12)	1,485,989	5.1%
Picton Mahoney Asset Management(13)	1,875,000	6.5%
Barclays PLC(14)	1,485,989	5.2%
Meteora Capital, LLC(15)	1,926,999	6.7%

*	Less than one percent.

(1)	Class B ordinary shares will convert into Class A ordinary shares on a one-for-one basis, subject to adjustment, as described in the section entitled “Description of Securities” in our prospectus filed with the SEC pursuant to Rule 424(b)(4) (File No. 333-278825).

(2)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o GP-Act III Acquisition Corp., 300 Park Avenue, 2nd Floor, New York, New York 10022, United States of America.

(3)	At the closing of the Initial Public Offering and considering the full exercise of the underwriter’s over-allotment option, Sponsor HoldCo is the record holder of 7,112,500 founder shares. Our co-sponsors, GP sponsor, Act III sponsor and Boxcar sponsor are managing members of Sponsor HoldCo. Investment and voting decisions are made by 51% or more of the voting power held by the managing members of Sponsor HoldCo. By virtue of having a 50% interest in the voting power in Sponsor HoldCo, GP sponsor may be deemed to beneficially own the founder shares held by Sponsor HoldCo.

(4)	The managing member of GP sponsor is GPIC, LLC, a Delaware limited liability company. GPIC, LLC is controlled by GP Investments, Ltd. GP Investments, Ltd. is jointly controlled by Mr. Fersen Lamas Lambranho and Mr. Antonio Bonchristiano, who by virtue of their control may be deemed to share beneficial ownership of the founder shares held by Sponsor HoldCo. Each of Messrs. Lambranho and Bonchristiano disclaims beneficial ownership of the founder shares held by Sponsor HoldCo.

(5)	Irwin Simon is the managing member of Act III sponsor. Mr. Simon disclaims beneficial ownership of any founder shares held by Sponsor HoldCo.

(6)	Steven Spinner, Joseph Kekst, Louis Feinberg and Peter Feinberg are managing members of Boxcar sponsor. Each of Messrs. Spinner, Kekst, Feinberg and Feinberg disclaims beneficial ownership of any founder shares held by Sponsor HoldCo.

(7)	The non-managing HoldCo investors purchased (i) approximately $284.5 million of the Units in the Initial Public Offering at the offering price, considering the exercise in full of the underwriter’s over-allotment option and (ii) through Sponsor HoldCo, an aggregate of 4,025,000 private placement warrants at a price of $1.00 per warrant ($4,025,000 in the aggregate); considering each non-managing HoldCo investor purchasing, through Sponsor HoldCo, the private placement warrants allocated to it, in connection with the closing of the Initial Public Offering, Sponsor HoldCo issued membership interests at a nominal purchase price to the non-managing HoldCo investors at the closing of the Initial Public Offering reflecting interests in an aggregate of 3,220,000 founder shares held by Sponsor HoldCo. The non-managing HoldCo investors are not granted any shareholder or other rights in addition to those afforded to our other public shareholders and were only issued membership interests in Sponsor HoldCo, with no right to control Sponsor HoldCo or vote or dispose of any securities held by Sponsor HoldCo, including the founder shares held by Sponsor HoldCo.

(8)	According to a Schedule 13G/A filed with the SEC on August 14, 2025, Karpus Management, Inc. has sole voting and dispositive power over the Class A ordinary shares reported herein. The business address of this reporting person is 183 Sully’s Trail, Pittsford, New York 14534.

(9)	According to a Schedule 13G filed with the SEC on February 14, 2025, HGC Investment Management Inc has sole voting and dispositive power over the Class A ordinary shares reported herein. The business address of this reporting person is 1027 Yonge St, Suite 301, Toronto, ON, M4W 2K9.

(10)	According to a Schedule 13G filed with the SEC on November 14, 2024, (1) First Trust Merger Arbitrage Fund (“VARBX”), a series of Investment Managers Series Trust II, an investment company registered under the Investment Company Act of 1940, may be deemed the beneficial owner of 2,351,438 Class A ordinary shares with sole voting and dispositive power, (2) First Trust Capital Management L.P. (“FTCM”), an investment adviser registered with the SEC that provides investment advisory services to, among others, (i) series of Investment Managers Series Trust II, an investment company registered under the Investment Company Act of 1940, specifically First Trust Multi-Strategy Fund and VARBX, (ii) First Trust Alternative Opportunities Fund, an investment company registered under the Investment Company Act of 1940, and (iii) Highland Capital Management Institutional Fund II, LLC, a Delaware limited liability company (collectively, the “Client Accounts”), may be deemed the beneficial owner of 2,587,500 Class A ordinary shares with sole voting and dispositive power, (3) First Trust Capital Solutions L.P. (“FTCS”), a Delaware limited partnership and control person of FTCM, may be deemed the beneficial owner of 2,587,500 Class A ordinary shares with sole voting and dispositive power, (4) FTCS Sub GP LLC (“Sub GP”), a Delaware limited liability company and control person of FTCM, may be deemed the beneficial owner of 2,587,500 Class A ordinary shares with sole voting and dispositive power. The business address of FTCM, FTCS and Sub GP is 225 W. Wacker Drive, 21st Floor, Chicago, IL 60606. The business address of VARBX is 235 West Galena Street, Milwaukee, WI 53212.

(11)	According to a Schedule 13G filed with the SEC on November 14, 2024, AQR Capital Management, LLC, AQR Capital Management Holdings, LLC and AQR Arbitrage, LLC have shared voting and dispositive power over the Class A ordinary shares reported herein. The business address of this reporting persons is One Greenwich Plaza, Greenwich, CT 06830.

(12)	According to a Schedule 13G filed with the SEC on November 13, 2024, Ramya Rao has sole voting and dispositive power over the Class A ordinary shares reported herein. The business address of this reporting person is 1 Churchill Place, London - E14 5HP.

(13)	According to a Schedule 13G filed with the SEC on November 17, 2024, Picton Mahoney Asset Management has sole voting and dispositive power over the Class A ordinary shares reported herein. The business address of this reporting person is 33 Yonge Street, #320, Toronto, ON M5E 1G4.

(14)	According to a Schedule 13G/A filed with the SEC on March 28, 2025, Barclays PLC has sole voting and dispositive power over the Class A ordinary shares reported herein. The business address of this reporting person is 1 Churchill Place, London - E14 5HP.

(15)	According to a Schedule 13G filed with the SEC on August 14, 2025, Meteora Capital, LLC has shared voting and dispositive power over the Class A ordinary shares reported herein. The business address of this reporting person is 1200 N Federal Hwy, #200, Boca Raton FL 33432.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Founder Shares

On November 29, 2020, GP sponsor paid $25,000 to cover certain of our offering and formation costs in exchange for the issuance of 7,187,500 founder shares to GP sponsor, or approximately $0.004 per share (after giving effect to a share surrender effected on February 1, 2021). On March 22, 2021, GP sponsor transferred 25,000 founder shares to each of our independent directors elected at that time, which shares were subsequently surrendered on December 29, 2023, in connection with the resignation of those independent directors. On March 22, 2021, GP sponsor transferred 3,543,750 founder shares to Act III sponsor at their original purchase price. On December 17, 2021, we effected a share capitalization with respect to our Class B ordinary shares of 2,395,834 shares thereof. On December 29, 2023, each of our co-sponsors surrendered 1,147,917 Class B ordinary shares, which, together with the simultaneous surrender of Class B ordinary shares by our resigning independent directors, resulted in our co-sponsors holding an aggregate of 7,187,500 founder shares. On March 7, 2024, Act III sponsor transferred 1,796,875 founder shares to Boxcar sponsor at their original purchase price. Subsequently, on March 7, 2024, our co-sponsors formed Sponsor HoldCo, through which our co-sponsors (i) hold their respective founder shares and (ii) have committed to purchase private placement warrants. Subsequently, on March 7, 2024, our co-sponsors contributed 7,187,500 founder shares to Sponsor HoldCo at their original purchase price, resulting in GP sponsor, Act III sponsor and Boxcar sponsor indirectly holding, through their respective membership interests in Sponsor HoldCo, 3,593,750 founder shares, 1,796,875 founder shares and 1,796,875 founder shares, respectively (without considering the subsequent transfer of 75,000 founder shares from Sponsor HoldCo to our independent directors). Subsequently, on March 7, 2024, Sponsor HoldCo transferred 25,000 founder shares to each of our independent directors (an aggregate of 75,000 founder shares) at their original purchase price. Considering each non-managing HoldCo investor purchasing, through Sponsor HoldCo, the private placement warrants allocated to it in connection with the closing of the Initial Public Offering, Sponsor HoldCo issued membership interests at a nominal purchase price to the non-managing HoldCo investors reflecting interests in an aggregate of 3,220,000 founder shares held by Sponsor HoldCo.

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

Related Party Loans

Prior to the closing of our Initial Public Offering, GPIC, LLC, the managing member of GP sponsor, agreed to loan us up to $700,000 under an unsecured promissory note, dated December 30, 2020, as amended on December 31, 2021, further amended on December 29, 2023, effective as of June 30, 2022, and on May 13, 2024, to among other matters, increase the loan amount to up to $700,000, from $300,000 and extend the maturity date. This promissory note was used to pay a portion of the expenses of our Initial Public Offering. These loans were non-interest bearing, unsecured and due at the earlier of the consummation of our initial business combination and the second anniversary of the consummation of our Initial Public Offering. As of December 31, 2025, there was $200,000 outstanding under such promissory note.

In addition, IDS III LLC, our co-sponsor, agreed to loan us up to $400,000 under an unsecured promissory note, dated December 29, 2023 used for a portion of the expenses of our Initial Public Offering, as amended on May 13, 2024, to among other matters, extend the maturity date. These loans are non-interest bearing, unsecured and are due at the earlier of the consummation of our initial business combination and the second anniversary of the consummation of our Initial Public Offering. As of December 31, 2025, there was $100,000 outstanding under such promissory note.

In addition, Boxcar Partners Two, LLC, an affiliate of our co-sponsor, agreed to loan us up to $125,000 under an unsecured promissory note, dated February 15, 2024 to be used for a portion of the expenses of our Initial Public Offering, as amended on May 13, 2024, to among other matters, extend the maturity date. These loans are non-interest bearing, unsecured and are due at the earlier the consummation of our initial business combination and the second anniversary of the consummation of our Initial Public Offering. On December 11, 2025, the Company amended an unsecured promissory note with Boxcar Partners Two, LLC, an affiliate of a co-sponsor, increasing the principal amount from $125,000 to $130,000 to be used for a portion of Initial Public Offering, formation, and/or Initial Business Combination. This loan is non-interest bearing, unsecured and is due at the earlier of (i) the second anniversary of the consummation of the Initial Public Offering or (ii) the consummation of the business combination. As of December 31, 2025, there was $100,000 outstanding under such promissory note.

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

As of December 31, 2025, there was a total amount of $400,000 outstanding under such promissory notes, being $200,000, $100,000 and $100,000 under the GPIAC II, LLC, Boxcar Partners Two, LLC and IDS III LLC promissory notes, respectively. As of December 31, 2024, there was a total amount of $400,000 outstanding under the GPIAC II, LLC promissory note.

General and Administrative Services

We entered into an Administrative Services Agreement, commencing on May 8, 2024, through the earlier of the Company’s consummation of a business combination and its liquidation, to pay an affiliate of GP sponsor a total of up to $5,000 per month for office space and administrative and support services. For the years ended December 31, 2025 and 2024, we incurred $60,000 and $37,500 of fees for these services recorded as accrued expense in the accompanying balance sheet.

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

Audit Fees. During the years ended December 31, 2025 and 2024, fees for our independent registered public accounting firm were approximately $106,340 and $136,760, respectively, for the services Withum performed in connection with our Initial Public Offering, quarterly filings and the audit of our December 31, 2025 and 2024 financial statements included in this Annual Report on Form 10-K.

Audit-Related Fees. During the years ended December 31, 2025 and 2024, our independent registered public accounting firms fees were approximately $0 and $0, respectively, for services related to the issuance of consents.

Tax Fees. During the years ended December 31, 2025 and 2024, our independent registered public accounting firms fees were approximately $4,160 and $0, respectively, for services related to tax compliance, tax advice and tax planning.

All Other Fees. During the years ended December 31, 2025 and 2024, our independent registered public accounting firms fees were approximately $0 and $0, respectively, for services related to other services and permitted due diligence services related to potential business combination.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

GP-Act III Acquisition Corp:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of GP-Act III Acquisition Corp. (the “Company”) as of December 31, 2025 and 2024, the related statements of operations, changes in shareholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by May 13, 2026, unless extended, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

We have served as the Company’s auditor since 2023.

New York, New York

March 26, 2026

PCAOB ID Number 100

WithumSmith+Brown, PC     1411 Broadway, 9th Floor, New York, New York 10018-3496     T (212) 751 9100    F (212) 750 3262    withum.com

AN INDEPENDENT MEMBER OF HLB - THE GLOBAL ADVISORY AND ACCOUNTING NETWORK

GP-ACT III ACQUISITION CORP.

BALANCE SHEETS

	December 31, 2025	December 31, 2024
ASSETS
Current assets
Cash	$112,660	$483,572
Due from Sponsor	5,254	—
Prepaid expenses	70,197	191,783
Total Current Assets	188,111	675,355
Long-term prepaid insurance	—	61,667
Marketable securities held in Trust Account	309,180,211	296,736,638
Total Assets	$309,368,322	$297,473,660
LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$233,299	$231,605
Advance from related party	1,313	—
Promissory note – related parties	400,000	400,000
Total Current Liabilities	634,612	631,605
Deferred legal fee	350,000	350,000
Deferred underwriting fee payable	13,687,500	13,687,500
Total Liabilities	14,672,112	14,669,105

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 28,750,000 shares at redemption value of $10.75 and $10.32 per share as of December 31, 2025 and 2024, respectively	309,180,211	296,736,638

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of December 31, 2025 and 2024	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued or outstanding (excluding 28,750,000 shares subject to possible redemption as of as of December 31, 2025 and 2024)	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 7,187,500 shares issued and outstanding as of December 31, 2025 and 2024	719	719
Additional paid-in capital	—	—
Accumulated deficit	(14,484,720)	(13,932,802)
Total Shareholders’ Deficit	(14,484,001)	(13,932,083)
Total Liabilities, Class A ordinary shares subject to Possible Redemption, and Shareholders’ Deficit	$309,368,322	$297,473,660

The accompanying notes are an integral part of the financial statements.

GP-ACT III ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	For the Year Ended	For the Year Ended
	December 31,	December 31,
	2025	2024
General and administrative expenses	$551,918	$564,973
Loss from operations	(551,918)	(564,973)

Other income:
Interest earned on marketable securities held in Trust Account	12,443,573	9,236,638
Total other income	12,443,573	9,236,638

Net income	$11,891,655	$8,671,665

Basic and diluted weighted average shares outstanding of Class A ordinary shares	28,750,000	18,302,596
Basic and diluted net income per ordinary share, Class A	$0.33	$0.34

Basic and diluted weighted average shares outstanding of Class B ordinary shares (1)	7,187,500	6,846,824
Basic and diluted net income per ordinary share, Class B	$0.33	$0.34

(1)	For the year ended December 31, 2024, excluded an aggregate of up to 937,500 Class B ordinary shares subject to forfeiture by the holders thereof depending on the extent to which the underwriter’s over-allotment option is exercised (see Note 5). On February 1, 2021, the Company effected a share surrender pursuant to which 4,312,500 Class B ordinary shares were canceled, resulting in an aggregate of 7,187,500 Class B ordinary shares outstanding. On December 17, 2021, the Company effected a share capitalization with respect to Class B ordinary shares of 2,395,834 shares, resulting in the GPIAC II, LLC (the “GP sponsor”), IDS III LLC (the “Act III sponsor” and prior to March 7, 2024, together with GP sponsor, the “Co-sponsors”) and the Company’s independent directors at the time holding an aggregate of 9,583,334 Class B ordinary shares. On December 29, 2023, the Company effected a share surrender pursuant to which 2,395,834 Class B ordinary shares were canceled, resulting in an aggregate of 7,187,500 Class B ordinary shares outstanding. On May 13, 2024, as a result of the underwriter’s election to fully exercise its over-allotment option, the 937,500 shares are no longer subject to forfeiture.

The accompanying notes are an integral part of the financial statements.

GP-ACT III ACQUISITION CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2024	—	$—	7,187,500	$719	$24,281	$(122,944)	$(97,944)

Sale of 7,000,000 Private Placement Warrants	—	—	—	—	7,000,000	—	7,000,000

Fair Value of Public Warrants at issuance	—	—	—	—	2,443,750	—	2,443,750

Allocated value of transaction costs	—	—	—	—	(209,563)	—	(209,563)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(9,258,468)	(22,481,523)	(31,739,991)

Net income	—	—	—	—	—	8,671,665	8,671,665
Balance – December 31, 2024	—	—	7,187,500	719	—	(13,932,802)	(13,932,083)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(12,443,573)	(12,443,573)

Net income	—	—	—	—	—	11,891,655	11,891,655
Balance – December 31, 2025	—	$—	7,187,500	$719	$—	$(14,484,720)	$(14,484,001)

The accompanying notes are an integral part of the financial statements.

GP-ACT III ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,	For the Year Ended December 31,
	2025	2024
Cash Flows from Operating Activities:
Net income	$11,891,655	$8,671,665
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(12,443,573)	(9,236,638)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	121,586	(189,683)
Due from Sponsor	(5,254)	—
Long-term prepaid insurance	61,667	(61,667)
Accrued expenses	1,694	231,605
Net cash used in operating activities	(372,225)	(584,718)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	—	(287,500,000)
Net cash used in investing activities	—	(287,500,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	282,500,000
Proceeds from sale of Private Placements Warrants	—	7,000,000
Proceeds from promissory note - related party	—	200,000
Advances from related party	1,313	—
Repayment of promissory note - related party	—	(428,182)
Payment of offering costs	—	(704,736)
Net cash provided by financing activities	1,313	288,567,082

Net Change in Cash	(370,912)	482,364
Cash – beginning of the period	483,572	1,208
Cash – end of the period	$112,660	$483,572
Non-cash investing and financing activities:
Deferred underwriting fee payable	$—	$13,687,500
Deferred legal fees	$—	$350,000
Deferred costs charged to APIC	$—	$1,581,666

The accompanying notes are an integral part of the financial statements.

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

As of December 31, 2025, the Company had not commenced any operations. All activity for the period from November 23, 2020 (inception) through December 31, 2025 relates to the Company’s formation, and since the Initial Public Offering (as defined below), and subsequent to the Initial Public Offering, identifying a target company and negotiating the terms of a Business Combination. The Company will not generate any operating revenues until after the completion of a business combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Transaction costs amounted to $20,269,166 consisting of $5,000,000 of cash underwriting fees, $13,687,500 of deferred underwriting fees (see additional discussion in Note 6), and $1,581,666 of other offering costs.

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

Liquidity and Going Concern

As of December 31, 2025, the Company had $112,660 in its operating bank account and a working capital deficit of $446,501.

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

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Going Concern”, as of December 31, 2025, the Company may need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

Management plans to address this uncertainty through a business combination. If a business combination is not consummated by the end of the Combination Period, currently May 13, 2026, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition, the date of mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period. The Company intends to complete the initial Business Combination before the end of the Combination Period. However, there can be no assurance that the Company will be able to consummate any Business Combination by the end of the Combination Period.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company has $112,660 and $483,572 in cash as of December 31, 2025 and 2024, respectively. There were no cash equivalents as of December 31, 2025 and 2024.

Cash and Marketable Securities Held in Trust Account

At December 31, 2025 and 2024, substantially all the assets held in the Trust Account amounting to $309,180,211 and $296,736,638, respectively, were held in money market funds, which are invested primarily in Treasury securities. All of the Company’s marketable securities held in the Trust Account are presented on the accompanying balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of marketable securities held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial business combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent deficit as the redemption provisions are not solely within the control of the Company. The Public Shares sold as part of the Units in the Initial Public Offering were issued with other freestanding instruments (i.e., Public Warrants) and as such, the initial carrying value of Public Shares classified as temporary equity are the allocated proceeds determined in accordance with ASC 470-20. The Company recognizes changes in redemption value immediately as it occurs and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, at December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable shares are affected by charges against additional paid in capital (to the extent available) and accumulated deficit.

At December 31, 2025 and 2024, the Class A ordinary shares subject to redemption reflected in the balance sheets are reconciled in the following table:

Gross Proceeds	$287,500,000
Less:
Proceeds allocated to Public Warrants	(2,443,750)
Class A ordinary shares issuance costs	(20,059,603)
Plus:
Accretion for Class A Ordinary Shares subject to possible redemption	31,739,991
Class A Ordinary Shares subject to possible redemption December 31, 2024	296,736,638
Plus:
Accretion for Class A Ordinary Shares subject to possible redemption	12,443,573
Class A Ordinary Shares subject to possible redemption December 31, 2025	$309,180,211

Net Income Per Ordinary Share

Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding for the period.

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income per share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. Basic and diluted net income per ordinary share for Class A ordinary shares and Class B ordinary shares is calculated by dividing net income per ordinary share attributable to the Company by the weighted average number of Class A ordinary shares and Class B ordinary shares outstanding, allocated proportionally to each class of ordinary shares. This presentation assumes a business combination as the most likely outcome. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The following table reflects the calculation of basic and diluted net income per ordinary share:

	Year Ended December 31, 2025		Year Ended December 31, 2024
	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income	$9,513,324	$2,378,331	$6,310,841	$2,360,824

Denominator
Weighted-average shares outstanding	28,750,000	7,187,500	18,302,596	6,846,824
Basic and diluted net income per share	$0.33	$0.33	$0.34	$0.34

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statement and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits, and no amounts accrued for interest and penalties as of December 31, 2025 and 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

On December 11, 2025, the Company amended an unsecured promissory note with Boxcar Partners Two, LLC, an affiliate of a co-sponsor, increasing the principal amount from $125,000 to $130,000 to be used for a portion of Initial Public Offering, formation, and/or Initial Business Combination. This loan is non-interest bearing, unsecured and is due at the earlier of (i) the second anniversary of the consummation of the Initial Public Offering or (ii) the consummation of the business combination.

As of December 31, 2025 and 2024, there was a total amount of $400,000 outstanding under such promissory notes, being $200,000, $100,000 and $100,000 under the GPIAC II, LLC, Boxcar Partners Two, LLC and IDS III LLC promissory notes, respectively.

Administrative Services Agreement

The Company entered into an agreement, commencing on May 8, 2024, through the earlier of the Company’s consummation of a business combination and its liquidation, to pay an affiliate of GPIAC II, LLC a total of up to $5,000 per month for office space and administrative and support services. For the year ended December 31, 2025, the Company incurred $60,000 of fees for these services recorded as accrued expense in the accompanying balance sheets. For the year ended December 31, 2024, the Company incurred $37,500 of fees for these services as accrued expense in the accompanying balance sheets.

Related Party Loans

In order to finance transaction costs in connection with a business combination, either of Sponsor HoldCo, the Co-sponsors, any of their respective affiliates or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a business combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a business combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans for each such person may be convertible into warrants of the post-business combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of December 31, 2025 and 2024, there are no Working Capital Loans outstanding.

Advances from Related Party

At December 31, 2025, the Company reversed $43,625 previously recorded as an advance from a related party, as the amount was not appropriately classified in the original recording. During the year ended December 31, 2025, the Sponsor advanced the Company $1,313 for working capital purposes, of which $0 was repaid during the year ended December 31, 2025. As of December 31, 2025 and 2024, the outstanding balance under the advances amounted to $1,313 and $0, respectively.

Due from Sponsor

The Company covered certain expenses on behalf of its Sponsor, paying $5,254 and $0 as of December 31, 2025 and 2024, respectively, of which such amount is included in due from sponsor in the accompanying balance sheets.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

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

Deferred Legal Fees

As of December 31, 2025 and 2024, the Company had a total of $350,000 of deferred legal fees payable to the Company’s legal advisors upon consummation of the business combination, which is included in the accompanying balance sheets as of December 31, 2025 and 2024.

Advisory Services Agreement

On December 11, 2025, the Company engaged ING Bank N.V., London branch (“ING”) to provide advisory services in connection with the Company’s proposed Business Combination. Pursuant to the agreement, ING is entitled to a success fee payable upon the successful completion of this specific Business Combination. As of December 31, 2025 and 2024, no amounts have been accrued for this fee.

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2025 and 2024, there were no preference shares issued and outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At December 31, 2025 and 2024, there were no Class A ordinary shares issued and outstanding, excluding 28,750,000 shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At December 31, 2025 and 2024, there were 7,187,500 Class B ordinary shares issued and outstanding.

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

Warrants — As of December 31, 2025 and 2024, there were 21,375,000 Warrants outstanding, including 14,375,000 Public Warrants and 7,000,000 Private Placement Warrants.  Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a business combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years from the completion of a business combination or earlier upon redemption or liquidation.

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

At December 31, 2025, assets held in the Trust Account were comprised of $309,180,211 marketable securities held in Trust Account. During the year ended December 31, 2025, the Company did not withdraw any interest income from the Trust Account.

At December 31, 2024, assets held in the Trust Account were comprised of $296,736,638 marketable securities held in Trust Account. During the year December 31, 2024, the Company did not withdraw any amount of interest earned on the Trust Account.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2025 and 2024:

	December 31, 2025	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Marketable securities held in Trust Account	$309,180,211	$309,180,211	$—	$—

	December 31, 2024	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Marketable securities held in Trust Account	$296,736,638	$296,736,638	$—	$—

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

The CODM assesses performance for the single segment and decides how to allocate resources based on net income that also is reported on the statements of operations as net income. The measure of segment assets is reported on the balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	December 31, 2025	December 31, 2024
Marketable securities held in Trust Account	$309,180,211	$296,736,638
Cash	$112,660	$483,572

	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024
General and administrative expenses	$551,918	$564,973
Interest earned on marketable securities held in Trust Account	$12,443,573	$9,236,638

The CODM reviews interest earned on the Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement.

General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination or similar transaction within the business combination period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative expenses, as reported on the statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

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

No.	Description of Exhibit
3.1(1)	Amended and Restated Memorandum and Articles of Association of the Company.
4.1(1)	Warrant Agreement, dated May 8, 2024, between the Company and Continental Stock Transfer & Trust Company, as warrant agent.
4.2(2)	Description of the Company’s securities.
10.1(1)	Letter Agreement, dated May 8, 2024, among the Company, the Sponsor and the other parties thereto.
10.2(1)	Investment Management Trust Agreement, dated May 8, 2024, between the Company and Continental Stock Transfer & Trust Company, as trustee.
10.3(1)	Registration Rights Agreement, dated May 8, 2024, among the Company, the Sponsor and certain other security holders named therein.
10.4(1)	Administrative Services Agreement, dated May 8, 2024, between the Company and the GP Sponsor.
10.5(1)	Private Placement Warrants Purchase Agreement, dated May 8, 2024, between the Company and the Sponsor.
10.6(1)	Indemnity Agreement, dated May 8, 2024, between the Company and Fersen Lamas Lambranho.
10.7(1)	Indemnity Agreement, dated May 8, 2024, between the Company and Alexandre Ruberti.
10.8(1)	Indemnity Agreement, dated May 8, 2024, between the Company and Antonio Bonchristiano.
10.9(1)	Indemnity Agreement, dated May 8, 2024, between the Company and Rodrigo Boscolo.
10.10(1)	Indemnity Agreement, dated May 8, 2024, between the Company and Andrew Fleiss.
10.11(1)	Indemnity Agreement, dated May 8, 2024, between the Company and Sergio Pedreiro.
10.12(1)	Indemnity Agreement, dated May 8, 2024, between the Company and Steven S. Spinner.
10.13(1)	Private Placement Warrants Purchase Agreement, dated May 8, 2024, between the Company and Cantor Fitzgerald & Co.
14.01(2)	Code of Ethics and Business Conduct of the Company.
19.1(2)	Insider Trading Policies and Procedures of the Company.
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1(2)	Clawback Policy of the Company.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File formatted as Inline XBRL and contained in Exhibit 101

*	Filed herewith.

**	Furnished herewith.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 14, 2024.

(2)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 28, 2025.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GP-Act III Acquisition Corp.

Date: March 26, 2026	By:	/s/ Antonio Bonchristiano
Antonio Bonchristiano
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Antonio Bonchristiano
Name:	Antonio Bonchristiano
Title:	Chief Executive Officer (Principal Executive Officer)

Date:	March 26, 2026

/s/ Rodrigo Boscolo
Name:	Rodrigo Boscolo
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

Date:	March 26, 2026

/s/ Fersen Lamas Lambranho
Name:	Fersen Lamas Lambranho
Title:	Co-Chairman of the Board of Directors

Date:	March 26, 2026

/s/ Steven L. Spinner
Name:	Steven L. Spinner
Title:	Co-Chairman of the Board of Directors

Date:	March 26, 2026

/s/ Andrew Fleiss
Name:	Andrew Fleiss
Title:	Director

Date:	March 26, 2026

/s/ Alexandre Ruberti
Name:	Alexandre Ruberti
Title:	Director

Date:	March 26, 2026

/s/ Sergio Pedreiro
Name:	Sergio Pedreiro
Title:	Director

Date:	March 26, 2026