Form 10-Q
period 2026-03-31
GP-Act III Acquisition Corp.
filed 2026-05-14
CIK 1834526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2026

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

As of May 14, 2026, there were 35,937,500 Class A ordinary shares, par value $0.0001 per share, and 0 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

GP-ACT III ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

GP-ACT III ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2026 (Unaudited)	December 31, 2025
ASSETS
Current assets
Cash	$119,428	$112,660
Due from Sponsor	5,254	5,254
Prepaid expenses	81,833	70,197
Total Current Assets	206,515	188,111
Marketable securities held in Trust Account	311,898,868	309,180,211
Total Assets	$312,105,383	$309,368,322
LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$701,982	$233,299
Advance from related party	1,313	1,313
Promissory note – related parties	515,000	400,000
Total Current Liabilities	1,218,295	634,612
Deferred legal fee	350,000	350,000
Deferred underwriting fee payable	13,687,500	13,687,500
Total Liabilities	15,255,795	14,672,112

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 28,750,000 shares at redemption value of $10.85 and $10.75 per share as of March 31, 2026 and December 31, 2025, respectively	311,898,868	309,180,211

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of March 31, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued or outstanding (excluding 28,750,000 shares subject to possible redemption as of as of March 31, 2026 and December 31, 2025)	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 7,187,500 shares issued and outstanding as of March 31, 2026 and December 31, 2025	719	719
Additional paid-in capital	—	—
Accumulated deficit	(15,049,999)	(14,484,720)
Total Shareholders’ Deficit	(15,049,280)	(14,484,001)
Total Liabilities, Class A ordinary shares subject to Possible Redemption, and Shareholders’ Deficit	$312,105,383	$309,368,322

The accompanying notes are an integral part of these unaudited condensed financial statements.

GP-ACT III ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2026	2025
General and administrative expenses	$565,279	$200,052
Loss from operations	(565,279)	(200,052)

Other income:
Interest earned on marketable securities held in Trust Account	2,718,657	3,107,381
Total other income	2,718,657	3,107,381

Net income	$2,153,378	$2,907,329

Basic and diluted weighted average shares outstanding, Class A ordinary shares	28,750,000	28,750,000

Basic and diluted net income per share, Class A ordinary shares	$0.06	$0.08

Basic and diluted weighted average shares outstanding, Class B ordinary shares	7,187,500	7,187,500

Basic and diluted net income per share, Class B ordinary shares	$0.06	$0.08

The accompanying notes are an integral part of these unaudited condensed financial statements.

GP-ACT III ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2026

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2026	—	$—	7,187,500	$719	$—	$(14,484,720)	$(14,484,001)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(2,718,657)	(2,718,657)

Net income	—	—	—	—	—	2,153,378	2,153,378
Balance – March 31, 2026	—	$—	7,187,500	$719	$—	$(15,049,999)	$(15,049,280)

FOR THE THREE MONTHS ENDED MARCH 31, 2025

	Class B		Additional
	Ordinary shares		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2025	7,187,500	$719	$ —	$(13,932,802)	$(13,932,083)
Accretion for Class A Ordinary shares to redemption amount	—	—	—	(3,107,381)	(3,107,381)
Net income	—	—	—	2,907,329	2,907,329
Balance as of March 31, 2025	7,187,500	$719	$—	$(14,132,854)	$(14,132,135)

The accompanying notes are an integral part of these unaudited condensed financial statements.

GP-ACT III ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For The Three Months Ended
	March 31,	March 31,
	2026	2025
Cash Flows from Operating Activities:
Net income	$2,153,378	$2,907,329
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(2,718,657)	(3,107,381)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(11,636)	(60,112)
Long-term prepaid insurance	—	46,250
Accrued expenses	468,683	61,976
Net cash used in operating activities	(108,232)	(151,938)

Cash Flows from Financing Activities:
Proceeds from promissory note - related party	115,000	—
Advances from related party	—	44,938
Net cash provided by financing activities	115,000	44,938

Net Change in Cash	6,768	(107,000)
Cash – beginning of the period	112,660	483,572
Cash – end of the period	$119,428	$376,572

The accompanying notes are an integral part of these unaudited condensed financial statements.

GP-ACT III ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

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

As of March 31, 2026, the Company had not commenced any operations. All activity for the period from November 23, 2020 (inception) through March 31, 2026 relates to the Company’s formation, and since the Initial Public Offering (as defined below), and subsequent to the Initial Public Offering, identifying a target company and negotiating the terms of a Business Combination. The Company will not generate any operating revenues until after the completion of a business combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

GP-ACT III ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

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

The Company will have until November 13, 2026 (the “Combination Period”) to complete a business combination. If the Company is unable to complete a business combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than 10 business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (less up to $100,000 of interest to pay dissolution expenses and net of taxes payable), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, liquidate and dissolve, subject in each case to its obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

GP-ACT III ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

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

Liquidity and Going Concern

As of March 31, 2026, the Company had $119,428 in its operating bank account and a working capital deficit of $1,011,780.

The Company initially has until November 13, 2026 to consummate the initial business combination (assume no extensions). If the Company does not complete a business combination, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the Amended and Restated Memorandum and Articles of Association. Notwithstanding management’s belief that the Company would have sufficient funds to execute its business strategy, there is a possibility that business combination might not happen until November 13, 2026.

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Going Concern”, as of March 31, 2026, the Company may need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

Management plans to address this uncertainty through a business combination. If a business combination is not consummated by the end of the Combination Period, currently November 13, 2026, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition, the date of mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period. The Company intends to complete the initial Business Combination before the end of the Combination Period. However, there can be no assurance that the Company will be able to consummate any Business Combination by the end of the Combination Period.

GP-ACT III ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

Risks and Uncertainties

The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict, the Israel-Hamas conflict and the military conflict involving the United States, Israel and Iran, including the joint U.S.-Israel military operation against Iran in February 2026 and subsequent retaliatory strikes.. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the Israel-Hamas conflict and the military conflict involving Iran and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns and increased risks of disruption to global energy supply that could have a lasting impact on regional and global economies. Although the length and impact of the conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, including oil prices, credit and capital markets, as well as supply chain interruptions and increased cyber-attacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the above mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the Israel-Hamas conflict, the military conflict involving the United States, Israel and Iran and subsequent sanctions or related actions, could adversely affect the Company’s search for an initial business combination and any target business with which the Company may ultimately consummate an initial business combination.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10K as filed with the SEC on March 26, 2026. The interim results for the three months ended March 31, 2026, are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting periods.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

GP-ACT III ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company has $119,428 and $112,660 in cash as of March 31, 2026 and December 31, 2025, respectively. There were no cash equivalents as of March 31, 2026 and December 31, 2025.

Cash and Marketable Securities Held in Trust Account

At March 31, 2026 and December 31, 2025, substantially all the assets held in the Trust Account amounting to $311,898,868 and $309,180,211, respectively, were held in money market funds, which are invested primarily in Treasury securities. All of the Company’s marketable securities held in the Trust Account are presented on the accompanying condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of marketable securities held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial business combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent deficit as the redemption provisions are not solely within the control of the Company. The Public Shares sold as part of the Units in the Initial Public Offering were issued with other freestanding instruments (i.e., Public Warrants) and as such, the initial carrying value of Public Shares classified as temporary equity are the allocated proceeds determined in accordance with ASC 470-20. The Company recognizes changes in redemption value immediately as it occurs and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, at March 31, 2026 and December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable shares are affected by charges against additional paid in capital (to the extent available) and accumulated deficit.

At March 31, 2026 and December 31, 2025, the Class A ordinary shares subject to redemption reflected in the condensed balance sheets are reconciled in the following table:

Class A Ordinary Shares subject to possible redemption December 31, 2024	$296,736,638
Plus:
Accretion for Class A Ordinary Shares subject to possible redemption	12,443,573
Class A Ordinary Shares subject to possible redemption December 31, 2025	309,180,211
Plus:
Accretion for Class A Ordinary Shares subject to possible redemption	2,718,657
Class A Ordinary Shares subject to possible redemption March 31, 2026	$311,898,868

GP-ACT III ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

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

The following table reflects the calculation of basic and diluted net income per ordinary share:

	For the Three Months Ended March 31, 2026		For the Three Months Ended March 31, 2025
	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income	$1,722,702	$430,676	$2,325,863	$581,466

Denominator
Weighted-average shares outstanding	28,750,000	7,187,500	28,750,000	7,187,500
Basic and diluted net income per share	$0.06	$0.06	$0.08	$0.08

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statement and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits, and no amounts accrued for interest and penalties as of March 31, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

GP-ACT III ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

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

The sale of the Founder Shares to the Company’s directors and director’s nominees by Sponsor HoldCo is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 75,000 shares granted to the Company’s directors and director nominees was $130,500 or $1.74 per share. The Founder Shares were granted subject to a performance condition (i.e., the occurrence of a business combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of March 31, 2026, the Company determined that a business combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a business combination is considered probable (i.e., upon consummation of a business combination) in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares.

GP-ACT III ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

Warrant Instruments

The Company accounts for the Public and Private Placement Warrants issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging.” Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned values.

Recently Issued Accounting Standards

 In November 2024, the FASB issued Accounting Standards Update (“ASU”) 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”, requiring public entities to disclose additional information about specific expense categories in the notes to the unaudited condensed financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

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

MARCH 31, 2026

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

MARCH 31, 2026

(UNAUDITED)

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

As of March 31, 2026, there was a total amount of $515,000 outstanding under such promissory notes, being $255,000, $130,000 and $130,000 under the GPIAC II, LLC, Boxcar Partners Two, LLC and IDS III LLC promissory notes, respectively.

As of December 31, 2025, there was a total amount of $400,000 outstanding under such promissory notes, being $200,000, $100,000 and $100,000 under the GPIAC II, LLC, Boxcar Partners Two, LLC and IDS III LLC promissory notes, respectively.

Administrative Services Agreement

The Company entered into an agreement, commencing on May 8, 2024, through the earlier of the Company’s consummation of a business combination and its liquidation, to pay an affiliate of GPIAC II, LLC a total of up to $5,000 per month for office space and administrative and support services. For the three months ended March 31, 2026, the Company incurred $15,000 of fees for these services recorded as accrued expense in the accompanying condensed balance sheets. For the three months ended March 31, 2025, the Company incurred $15,000 of fees for these services recorded as accrued expense in the accompanying condensed balance sheets.

Related Party Loans

In order to finance transaction costs in connection with a business combination, either of Sponsor HoldCo, the Co-sponsors, any of their respective affiliates or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a business combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a business combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans for each such person may be convertible into warrants of the post-business combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2026 and December 31, 2025, there are no Working Capital Loans outstanding.

Advances from Related Party

At December 31, 2025, the Company reversed $43,625 previously recorded as an advance from a related party, as the amount was not appropriately classified in the original recording. During the year ended December 31, 2025, the Sponsor advanced the Company $1,313 for working capital purposes, of which $0 was repaid during the period ended March 31, 2026. As of March 31, 2026 and December 31, 2025, the outstanding balance under the advances amounted to $1,313.

Due from Sponsor

The Company covered certain expenses on behalf of its Sponsor, paying $5,254 as of March 31, 2026 and December 31, 2025, of which such amount is included in due from sponsor in the accompanying condensed balance sheets.

GP-ACT III ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

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

GP-ACT III ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

Deferred Legal Fees

As of March 31, 2026 and December 31, 2025, the Company had a total of $350,000 of deferred legal fees payable to the Company’s legal advisors upon consummation of the business combination, which is included in the accompanying condensed balance sheets as of March 31, 2026 and December 31, 2025.

Advisory Services Agreement

On December 11, 2025, the Company engaged ING Bank N.V., London branch (“ING”) to provide advisory services in connection with the Company’s proposed Business Combination. Pursuant to the agreement, ING is entitled to a success fee payable upon the successful completion of this specific Business Combination. As of March 31, 2026 and December 31, 2025, no amounts have been accrued for this fee.

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2026 and December 31, 2025, there were no preference shares issued and outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At March 31, 2026 and December 31, 2025, there were no Class A ordinary shares issued and outstanding, excluding 28,750,000 shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At March 31, 2026 and December 31, 2025, there were 7,187,500 Class B ordinary shares issued and outstanding.

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

Warrants — As of March 31, 2026 and December 31, 2025, there were 21,375,000 Warrants outstanding, including 14,375,000 Public Warrants and 7,000,000 Private Placement Warrants.  Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a business combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years from the completion of a business combination or earlier upon redemption or liquidation.

GP-ACT III ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

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

GP-ACT III ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

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

At March 31, 2026, assets held in the Trust Account were comprised of $311,898,868 marketable securities held in Trust Account. During the period ended March 31, 2026, the Company did not withdraw any interest income from the Trust Account.

At December 31, 2025, assets held in the Trust Account were comprised of $309,180,211 marketable securities held in Trust Account. During the year ended December 31, 2025, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2026 and December 31, 2025:

	March 31, 2026	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Marketable securities held in Trust Account	$311,898,868	$311,898,868	$—	$—

GP-ACT III ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

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

	March 31, 2026	December 31, 2025
Marketable securities held in Trust Account	$311,898,868	$309,180,211
Cash	$119,428	$112,660

	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025
General and administrative expenses	$565,279	$200,052
Interest earned on the Trust Account	$2,718,657	$3,107,381

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

GP-ACT III ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

The accounting policies used to measure the profit and loss of the segment are the same as those described in the summary of significant accounting policies.

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, other than described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

First Adjournment of Extraordinary General Meeting

On April 29, 2026, the Company convened an extraordinary general meeting of its shareholders (the “Extraordinary General Meeting”) at which shareholders were asked to vote on, among other things, (i) a proposal to amend the Company’s amended and restated memorandum and articles of association to extend the date by which the Company must consummate a business combination from May 13, 2026 to November 13, 2026 (the “Extension Amendment Proposal”), and (ii) a proposal to amend the Investment Management Trust Agreement, dated May 8, 2024, by and between the Company and Continental Stock Transfer & Trust Company, as trustee, to extend the date on which the trustee must liquidate the trust account from May 13, 2026 to November 13, 2026 (the “Trust Amendment Proposal”). At the Extraordinary General Meeting, the only proposal submitted for a vote was the approval of the adjournment of the meeting to permit further solicitation and vote of proxies in connection with the Extension Amendment Proposal and the Trust Amendment Proposal (the “Adjournment Proposal”). The Adjournment Proposal was approved, and the Extraordinary General Meeting was adjourned to May 6, 2026.

Conversion of Founder Shares

On May 1, 2026, GP-Act III Sponsor LLC (“Sponsor HoldCo”) and the three independent directors of the Company, holding all of the issued and outstanding Class B ordinary shares, par value $0.0001 per share, of the Company (the “Class B ordinary shares,” also referred to as the “Founder Shares”), elected to convert all of their Class B ordinary shares into Class A ordinary shares, par value $0.0001 per share, of the Company (the “Class A ordinary shares”), on a one-for-one basis, in accordance with the amended and restated memorandum and articles of association of the Company (the “Conversion”). As a result, 7,187,500 Class B ordinary shares were cancelled and 7,187,500 Class A ordinary shares were issued to Sponsor HoldCo and the three independent directors. Sponsor HoldCo and the three independent directors agreed that all of the terms and conditions applicable to the Founder Shares set forth in the Letter Agreement, dated May 8, 2024, by and among the Company, Sponsor HoldCo and the Company’s officers and directors (the “Letter Agreement”), including the voting agreement, transfer restrictions and the waiver of any right, title, interest or claim in or to any monies held in the trust account, shall continue to apply to the Class A ordinary shares into which the Founder Shares were converted. Following the Conversion, the Company had approximately 35,937,500 Class A ordinary shares issued and outstanding and no Class B ordinary shares issued and outstanding.

Second Adjournment of Extraordinary General Meeting

On May 6, 2026, the Company reconvened the Extraordinary General Meeting. The only proposal submitted for a vote was the Adjournment Proposal, which was approved by the Company’s shareholders. The Extraordinary General Meeting was adjourned to May 12, 2026, to permit further solicitation and vote of proxies in connection with the Extension Amendment Proposal and the Trust Amendment Proposal.

Approval of Extension

On May 12, 2026, the Company reconvened the Extraordinary General Meeting, at which holders of 30,864,730 of the Company's ordinary shares, representing approximately 85.88% of the ordinary shares outstanding and entitled to vote as of the record date, were represented in person or by proxy. The Company's shareholders approved the Extension Amendment Proposal and the Trust Amendment Proposal, with each proposal receiving 23,799,592 votes in favor, 7,065,138 votes against and no abstentions. In connection with the vote to approve the Extension Amendment Proposal, holders of 19,776,272 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.89 per share, for an aggregate redemption amount of approximately $215,421,832, leaving approximately $97,750,320 in the Trust Account. In connection with the Extraordinary General Meeting, the Company and Sponsor HoldCo entered into certain Non-Redemption Agreements with certain investors pursuant to which such investors agreed not to redeem, and to vote in favor of, the Extension Amendment Proposal and the Trust Amendment Proposal at the Extraordinary General Meeting with respect to an aggregate of 8,074,387 Class A ordinary shares, in exchange for Sponsor HoldCo's agreement to transfer an aggregate of 403,720 Class A ordinary shares to such investors promptly following the closing of the Company's initial business combination.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from November 23, 2020 (inception) through March 31, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and subsequent to the Initial Public Offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2026, we had a net income of $2,153,378, which consisted of interest earned on marketable securities held in the Trust Account of $2,718,657, partially offset by formation and operational costs of $565,279.

For the three months ended March 31, 2025, we had a net income of $2,907,329, which consisted of interest earned on marketable securities held in the Trust Account of $3,107,381, partially offset by organizational and operational costs of $200,052.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of shares of Class B ordinary shares, par value $0.0001 per share, by our co-sponsors in the amount of $25,000 and loans from our co-sponsors or their affiliates pursuant to promissory notes. These loans are non-interest bearing, unsecured and are due at the earlier of the consummation of our initial business combination and the second anniversary of the consummation of our Initial Public Offering. As of March 31, 2026 and December 31, 2025, there was a total amount of $400,000 outstanding under such promissory notes, of which $200,000 remains outstanding under the promissory note with GP Sponsor, $100,000 remains outstanding under the promissory note with Boxcar Partners Two, LLC, an affiliate of Boxcar sponsor, and $100,000 remains outstanding under the promissory note with Act III sponsor.

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

For the three months ended March 31, 2026, cash used in operating activities was $108,232. Net income of $2,153,378 was affected by interest earned on marketable securities held in the Trust Account of $2,718,657. Changes in operating assets and liabilities used $457,047 of cash for operating activities.

For the three months ended March 31, 2025, cash used in operating activities was $151,938. Net income of $2,907,329 was affected by interest earned on marketable securities held in the Trust Account of $3,107,381. Changes in operating assets and liabilities used $48,114 of cash for operating activities.

As of March 31, 2026, we had marketable securities held in the Trust Account of $311,898,868 (including approximately $24,398,868 of interest income). We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less permitted withdrawals and deferred underwriting discounts and commissions), to complete our initial business combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2026, we had cash of $119,428. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination, and to pay for directors and officers liability insurance premiums. We have incurred and expect to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a business combination.

We have until November 13, 2026 to consummate the initial business combination. If we do not complete a business combination, we will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the Amended and Restated Memorandum and Articles of Association. Notwithstanding management’s belief that we would have sufficient funds to execute its business strategy, there is a possibility that business combination might not happen until November 13, 2026.

In connection with our assessment of going concern considerations in accordance with ASC 205-40, “Going Concern”, as of March 31, 2026, we may need to raise additional capital through loans or additional investments from our co-sponsors, Sponsor HoldCo, stockholders, officers, directors, or third parties. Our officers, directors and co-sponsors may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

Management plans to address this uncertainty through a business combination. If a business combination is not consummated by the end of the Combination Period, currently November 13, 2026, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition, the date of mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period. The Company intends to complete the initial Business Combination before the end of the Combination Period. However, there can be no assurance that the Company will be able to consummate any Business Combination by the end of the Combination Period.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Estimates and Standards

The preparation of the condensed financial statements and notes thereto included elsewhere in this Report in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and the disclosure of contingent assets and liabilities, in our financial statements. These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments, and we evaluate these estimates on an ongoing basis. To the extent actual experience differs from the assumptions used, our condensed financial statements and notes thereto included elsewhere in this Report could be materially affected. We believe that the following accounting policies involve a higher degree of judgment and complexity. Using a valuation, the Company estimated the fair value of the Public Warrants as of the Initial Public Offering. Other than estimating the value of the Public Warrants, we did not have any other critical accounting estimates as of March 31, 2026.

Warrant Instruments

We accounted for the Public and Placement Warrants issued in connection with the Initial Public Offering and the Private Placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”, whereby under that provision, the warrants that do not meet the criteria for equity treatment must be recorded as liability. Accordingly, we evaluated and classified the warrant instruments under equity treatment at their assigned value. Such guidance provides that the warrants described above will not be precluded from equity classification. Equity-classified contracts are initially measured at fair value (or allocated value). Subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity in accordance with ASC 480 and ASC 815.

Class A Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our condensed balance sheets.

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

Recent Accounting Standards

In November 2024, the FASB issued Accounting Standards Update (“ASU”) 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”, requiring public entities to disclose additional information about specific expense categories in the notes to the unaudited condensed financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2026 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K filed with the SEC on March 26, 2026. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

GP-ACT III ACQUISITION CORP.

Date: May 14, 2026	By:	/s/ Antonio Bonchristiano
	Name:	Antonio Bonchristiano
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2026	By:	/s/ Rodrigo Boscolo
	Name:	Rodrigo Boscolo
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)