Form 10-Q
period 2026-06-30
GP-Act III Acquisition Corp.
filed 2026-08-14
CIK 1834526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2026

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

As of August 14, 2026, there were 16,161,228 Class A ordinary shares, par value $0.0001 per share, and 0 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

GP-ACT III ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

GP-ACT III ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2026 (Unaudited)	December 31, 2025
ASSETS
Current assets
Cash	$10,586	$112,660
Due from Sponsor	5,254	5,254
Prepaid expenses	103,725	70,197
Total Current Assets	119,565	188,111
Marketable securities held in Trust Account	98,235,059	309,180,211
Total Assets	$98,354,624	$309,368,322
LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$1,785,127	$233,299
Advance from related party	1,313	1,313
Promissory note – related parties	595,000	400,000
Total Current Liabilities	2,381,440	634,612
Deferred legal fee	350,000	350,000
Deferred underwriting fee payable	13,687,500	13,687,500
Total Liabilities	16,418,940	14,672,112

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 8,973,728 and 28,750,000 shares at redemption value of $10.95 and $10.75 per share as of June 30, 2026 and December 31, 2025, respectively	98,235,059	309,180,211

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of June 30, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 7,187,500 and 0 issued or outstanding, respectively (excluding 8,973,728 and 28,750,000 shares subject to possible redemption as of as of June 30, 2026 and December 31, 2025, respectively)	719	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 0 and 7,187,500 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	—	719
Additional paid-in capital	—	—
Accumulated deficit	(16,300,094)	(14,484,720)
Total Shareholders’ Deficit	(16,299,375)	(14,484,001)
Total Liabilities, Class A ordinary shares subject to Possible Redemption, and Shareholders’ Deficit	$98,354,624	$309,368,322

The accompanying notes are an integral part of these unaudited condensed financial statements.

GP-ACT III ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
General and administrative expenses	$1,467,902	$141,334	$2,033,181	$341,386
Loss from operations	(1,467,902)	(141,334)	(2,033,181)	(341,386)

Other income:
Interest earned on marketable securities held in Trust Account	1,758,023	3,126,072	4,476,680	6,233,453
Total other income	1,758,023	3,126,072	4,476,680	6,233,453

Net income	$290,121	$2,984,738	$2,443,499	$5,892,067

Basic and diluted weighted average shares outstanding, Class A ordinary shares	22,840,249	28,750,000	25,778,799	28,750,000

Basic and diluted net income per share, Class A ordinary shares	$0.01	$0.08	$0.08	$0.16

Basic and diluted weighted average shares outstanding, Class B ordinary shares	2,448,489	7,187,500	4,804,903	7,187,500

Basic and diluted net income per share, Class B ordinary shares	$0.01	$0.08	$0.08	$0.16

The accompanying notes are an integral part of these unaudited condensed financial statements.

GP-ACT III ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2026	—	$—	7,187,500	$719	$—	$(14,484,720)	$(14,484,001)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(2,718,657)	(2,718,657)

Net income	—	—	—	—	—	2,153,378	2,153,378
Balance as of March 31, 2026	—	—	7,187,500	719	—	(15,049,999)	(15,049,280)
Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(217,807)	(1,540,216)	(1,758,023)
Conversion of Class B shares to Class A non-redeemable	7,187,500	719	(7,187,500)	(719)	—	—	—
Capital contribution from non-redemption agreements	—	—	—	—	217,807	—	217,807
Net income	—	—	—	—	—	290,121	290,121
Balance – June 30, 2026	7,187,500	$719	—	$—	$—	$(16,300,094)	$(16,299,375)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

	Class B Ordinary shares		Additional Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2025	7,187,500	$719	$ —	$(13,932,802)	$(13,932,083)
Accretion for Class A Ordinary shares to redemption amount	—	—	—	(3,107,381)	(3,107,381)
Net income	—	—	—	2,907,329	2,907,329
Balance as of March 31, 2025	7,187,500	719	—	(14,132,854)	(14,132,135)
Accretion for Class A Ordinary shares to redemption amount	—	—	—	(3,126,072)	(3,126,072)
Net income	—	—	—	2,984,738	2,984,738
Balance as of June 30, 2025	7,187,500	$719	$—	$(14,274,188)	$(14,273,469)

The accompanying notes are an integral part of these unaudited condensed financial statements.

GP-ACT III ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For The Six Months Ended
	June 30,	June 30,
	2026	2025
Cash Flows from Operating Activities:
Net income	$2,443,499	$5,892,067
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(4,476,680)	(6,233,453)
Non-redemption agreements expense	217,807	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(33,528)	(15,693)
Long-term prepaid insurance	—	61,667
Accrued expenses	1,551,828	13,216
Net cash used in operating activities	(297,074)	(282,196)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account in connection with redemption	215,421,832	—
Net cash provided by investing activities	215,421,832	—

Cash Flows from Financing Activities:
Proceeds from promissory note - related party	195,000	—
Redemption of ordinary shares	(215,421,832)	—
Advances from related party	—	44,938
Net cash (used in) provided by financing activities	(215,226,832)	44,938

Net Change in Cash	(102,074)	(237,258)
Cash – beginning of the period	112,660	483,572
Cash – end of the period	$10,586	$246,314

The accompanying notes are an integral part of these unaudited condensed financial statements.

GP-ACT III ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

As of June 30, 2026, the Company had not commenced any operations. All activity for the period from November 23, 2020 (inception) through June 30, 2026 relates to the Company’s formation, and since the Initial Public Offering (as defined below), and subsequent to the Initial Public Offering, identifying a target company and negotiating the terms of a Business Combination. The Company will not generate any operating revenues until after the completion of a business combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

JUNE 30, 2026

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

JUNE 30, 2026

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

On May 1, 2026, Sponsor and the three independent directors of GP-Act III Acquisition Corp. (the “Company”), holding all of the issued and outstanding Class B ordinary shares, par value $0.0001 per share, of the Company (the “Class B ordinary shares”, also referred to as the “Founder Shares”), elected to convert all of their Class B ordinary shares into Class A ordinary shares, par value $0.0001 per share, of the Company (the “Class A ordinary shares”), on a one-for-one basis, in accordance with the amended and restated memorandum and articles of association of the Company (the “Conversion”). As a result, 7,187,500 of the Company’s Class B ordinary shares were cancelled, and 7,187,500 Class A ordinary shares were issued to the Sponsor and the three independent directors.

On May 6, 2026, the Company reconvened the Extraordinary General Meeting. The only proposal submitted for a vote was the Adjournment Proposal, which was approved by the Company’s shareholders. The Extraordinary General Meeting was adjourned to May 12, 2026, to permit further solicitation and vote of proxies in connection with the Extension Amendment Proposal and the Trust Amendment Proposal.

GP-ACT III ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

On May 12, 2026, the Company reconvened the Extraordinary General Meeting, at which holders of 30,864,730 of the Company’s ordinary shares, representing approximately 85.88% of the ordinary shares outstanding and entitled to vote as of the record date, were represented in person or by proxy. The Company’s shareholders approved the Extension Amendment Proposal and the Trust Amendment Proposal, with each proposal receiving 23,799,592 votes in favor, 7,065,138 votes against and no abstentions. In connection with the vote to approve the Extension Amendment Proposal, holders of 19,776,272 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.89 per share, for an aggregate redemption amount of approximately $215,421,832, leaving approximately $97,750,320 in the Trust Account. In connection with the Extraordinary General Meeting, the Company and Sponsor HoldCo entered into certain Non-Redemption Agreements with certain investors pursuant to which such investors agreed not to redeem, and to vote in favor of, the Extension Amendment Proposal and the Trust Amendment Proposal at the Extraordinary General Meeting with respect to an aggregate of 8,074,387 Class A ordinary shares, in exchange for Sponsor HoldCo’s agreement to transfer an aggregate of 403,720 Class A ordinary shares to such investors promptly following the closing of the Company’s initial business combination.

Liquidity and Going Concern

As of June 30, 2026, the Company had $10,586 in its operating bank account and a working capital deficit of $2,261,875.

The Company has until November 13, 2026 to consummate the initial business combination (assume no extensions). If the Company does not complete a business combination, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the Amended and Restated Memorandum and Articles of Association. Notwithstanding management’s belief that the Company will have sufficient funds to execute its business strategy, there remains uncertainty regarding the timing of the consummation of the Business Combination, which may not occur until November 13, 2026.

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Going Concern”, as of June 30, 2026, the Company may need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

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

GP-ACT III ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Risks and Uncertainties

The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict, the Israel-Hamas conflict and the military conflict involving the United States, Israel and Iran, including the joint U.S.-Israel military operation against Iran in February 2026 and subsequent retaliatory strikes. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the Israel-Hamas conflict and the military conflict involving Iran and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns and increased risks of disruption to global energy supply that could have a lasting impact on regional and global economies. Although the length and impact of the conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, including oil prices, credit and capital markets, as well as supply chain interruptions and increased cyber-attacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10K as filed with the SEC on March 26, 2026. The interim results for the three and six months ended June 30, 2026, are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

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

GP-ACT III ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company has $10,586 and $112,660 in cash as of June 30, 2026 and December 31, 2025, respectively. There were no cash equivalents as of June 30, 2026 and December 31, 2025.

Marketable Securities Held in Trust Account

At June 30, 2026 and December 31, 2025, substantially all the assets held in the Trust Account amounting to $98,235,059 and $309,180,211, respectively, were held in money market funds, which are invested primarily in Treasury securities. All of the Company’s marketable securities held in the Trust Account are presented on the accompanying condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of marketable securities held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A — “Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. Financial Accounting Standards Board (“FASB”) ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the warrants and then to the Class A ordinary shares. Offering costs allocated to the Class A ordinary shares were charged to temporary equity and offering costs allocated to the Public and Private Placement Warrants were charged to shareholders’ deficit.

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial business combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent deficit as the redemption provisions are not solely within the control of the Company. The Public Shares sold as part of the Units in the Initial Public Offering were issued with other freestanding instruments (i.e., Public Warrants) and as such, the initial carrying value of Public Shares classified as temporary equity are the allocated proceeds determined in accordance with ASC 470-20. The Company recognizes changes in redemption value immediately as it occurs and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, at June 30, 2026 and December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable shares are affected by charges against additional paid in capital (to the extent available) and accumulated deficit.

At June 30, 2026 and December 31, 2025, the Class A ordinary shares subject to redemption reflected in the condensed balance sheets are reconciled in the following table:

Class A Ordinary Shares subject to possible redemption December 31, 2024	$296,736,638
Plus:
Accretion for Class A Ordinary Shares subject to possible redemption	12,443,573
Class A Ordinary Shares subject to possible redemption December 31, 2025	309,180,211
Plus:
Accretion for Class A Ordinary Shares subject to possible redemption	2,718,657
Class A Ordinary Shares subject to possible redemption March 31, 2026	311,898,868
Less:
Redemption	(215,421,832)
Plus:
Accretion for Class A Ordinary Shares subject to possible redemption	1,758,023
Class A Ordinary Shares subject to possible redemption June 30, 2026	$98,235,059

GP-ACT III ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

The following tables reflect the calculation of basic and diluted net income per ordinary share:

	For the Three Months Ended June 30, 2026		For the Six Months Ended June 30, 2026
	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income	$262,031	$28,090	$2,059,609	$383,890

Denominator
Weighted-average shares outstanding	22,840,249	2,448,489	25,778,799	4,804,903
Basic and diluted net income per share	$0.01	$0.01	$0.08	$0.08

	For the Three Months Ended June 30, 2025		For the Six Months Ended June 30, 2025
	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income	$2,387,790	$596,948	$4,713,654	$1,178,413

Denominator
Weighted-average shares outstanding	28,750,000	7,187,500	28,750,000	7,187,500
Basic and diluted net income per share	$0.08	$0.08	$0.16	$0.16

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statement and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits, and no amounts accrued for interest and penalties as of June 30, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

GP-ACT III ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times may exceed the Federal Deposit Insurance Corporation coverage of $250,000. Any loss incurred or lack of access to uninsured funds could have a significant adverse impact on the Company’s financial condition, results of operations and cash flows.

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

The sale of the Founder Shares to the Company’s directors and director’s nominees by Sponsor HoldCo is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 75,000 shares granted to the Company’s directors and director nominees was $130,500 or $1.74 per share. The Founder Shares were granted subject to a performance condition (i.e., the occurrence of a business combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of June 30, 2026, the Company determined that a business combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a business combination is considered probable (i.e., upon consummation of a business combination) in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares.

GP-ACT III ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

Each Private Placement Warrant is exercisable for one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 7). The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a business combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

GP-ACT III ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

On May 1, 2026, the Sponsor and three independent directors of the Company, holding all of the issued and outstanding Class B ordinary shares, par value $0.0001 per share, of the Company (the “Class B ordinary shares,” also referred to as the “Founder Shares”), elected to convert all of their Class B ordinary shares into Class A ordinary shares, par value $0.0001 per share, of the Company (the “Class A ordinary shares”), on a one-for-one basis, in accordance with the amended and restated memorandum and articles of association of the Company (the “Conversion”). As a result, 7,187,500 Class B ordinary shares were cancelled and 7,187,500 Class A ordinary shares were issued to the Sponsor and three independent directors. The Sponsor and three independent directors agreed that all of the terms and conditions applicable to the Founder Shares set forth in the Letter Agreement, dated May 8, 2024, by and among the Company, Sponsor and the Company’s officers and directors (the “Letter Agreement”), including the voting agreement, transfer restrictions and the waiver of any right, title, interest or claim in or to any monies held in the trust account, shall continue to apply to the Class A ordinary shares into which the Founder Shares were converted. Following the Conversion, the Company had approximately 35,937,500 Class A ordinary shares issued and outstanding and no Class B ordinary shares issued and outstanding.

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

JUNE 30, 2026

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

On May 14, 2026, the Company amended an unsecured promissory note with Boxcar Partners Two, LLC, an affiliate of a co-sponsor, increasing the principal amount from $130,000 to $205,000 to be used for a portion of Initial Public Offering, formation, and/or Initial Business Combination. This loan is non-interest bearing, unsecured and is due at the earlier of (i) the second anniversary of the consummation of the Initial Public Offering or (ii) the consummation of the business combination.

As of June 30, 2026, there was a total amount of $595,000 outstanding under such promissory notes, being $260,000, $205,000 and $130,000 under the GPIAC II, LLC, Boxcar Partners Two, LLC and IDS III LLC promissory notes, respectively.

As of December 31, 2025, there was a total amount of $400,000 outstanding under such promissory notes, being $200,000, $100,000 and $100,000 under the GPIAC II, LLC, Boxcar Partners Two, LLC and IDS III LLC promissory notes, respectively.

Administrative Services Agreement

The Company entered into an agreement, commencing on May 8, 2024, through the earlier of the Company’s consummation of a business combination and its liquidation, to pay an affiliate of GPIAC II, LLC a total of up to $5,000 per month for office space and administrative and support services. For the three and six months ended June 30, 2026, the Company incurred $15,000 and $30,000, respectively, of fees for these services recorded as accrued expense in the accompanying condensed balance sheets. For the three and six months ended June 30, 2025, the Company incurred $15,000 and $30,000, respectively, of fees for these services recorded as accrued expense in the accompanying condensed balance sheets.

Related Party Loans

In order to finance transaction costs in connection with a business combination, either of Sponsor HoldCo, the Co-sponsors, any of their respective affiliates or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a business combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a business combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans for each such person may be convertible into warrants of the post-business combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2026 and December 31, 2025, there are no Working Capital Loans outstanding.

Advances from Related Party

At December 31, 2025, the Company reversed $43,625 previously recorded as an advance from a related party, as the amount was not appropriately classified in the original recording. During the year ended December 31, 2025, the Sponsor advanced the Company $1,313 for working capital purposes, of which $0 was repaid during the period ended June 30, 2026. As of June 30, 2026 and December 31, 2025, the outstanding balance under the advances amounted to $1,313.

Due from Sponsor

The Company covered certain expenses on behalf of its Sponsor, paying $5,254 as of June 30, 2026 and December 31, 2025, of which such amount is included in due from sponsor in the accompanying condensed balance sheets.

GP-ACT III ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

GP-ACT III ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Deferred Legal Fees

As of June 30, 2026 and December 31, 2025, the Company had a total of $350,000 of deferred legal fees payable to the Company’s legal advisors upon consummation of the business combination, which is included in the accompanying condensed balance sheets as of June 30, 2026 and December 31, 2025.

Advisory Services Agreement

On December 11, 2025, the Company engaged ING Bank N.V., London branch (“ING”) to provide advisory services in connection with the Company’s proposed Business Combination. Pursuant to the agreement, ING is entitled to a success fee payable upon the successful completion of this specific Business Combination. As of June 30, 2026 and December 31, 2025, no amounts have been accrued for this fee.

Non-Redemption Agreements

In connection with the Extraordinary General Meeting, the Company and Sponsor HoldCo entered into certain Non-Redemption Agreements with certain investors pursuant to which such investors agreed not to redeem, and to vote in favor of, the Extension Amendment Proposal and the Trust Amendment Proposal at the Extraordinary General Meeting with respect to an aggregate of 8,074,387 Class A ordinary shares, in exchange for Sponsor HoldCo’s agreement to transfer an aggregate of 403,720 Class A ordinary shares to such investors promptly following the closing of the Company’s initial business combination.

Upon satisfaction of the requirements for the Non-Redemption Agreements, the Sponsor will transfer 403,720 Class A Ordinary Shares to the Non-Redemption Agreements Investors at the close of an initial Business Combination. The expense was measured based on the estimated fair value of 403,720 Class A ordinary shares on the agreement date, using an implied fair value per share of approximately $0.54. The fair value was determined using the probability of a successful Business Combination of 5% and the market trading price of the Class A ordinary shares on the measurement date, adjusted for a probability-weighted discount to reflect the likelihood of completing an initial Business Combination. In association with the Non-Redemption Agreements, the Company is reporting a Non-Redemption Agreements expense on the condensed statement of income of $217,807 and $0 for the three and six months ended June 30, 2026 and 2025, respectively and a corresponding equity contribution from the Non-Redemption Agreements on the condensed statements of changes in shareholders’ deficit.

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2026 and December 31, 2025, there were no preference shares issued and outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At June 30, 2026 and December 31, 2025, there were 7,187,500 and 0 Class A ordinary shares issued and outstanding, respectively, excluding 8,973,728 and 28,750,000, respectively, shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At June 30, 2026 and December 31, 2025, there were 0 and 7,187,500 Class B ordinary shares issued and outstanding, respectively.

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

Warrants — As of June 30, 2026 and December 31, 2025, there were 21,375,000 Warrants outstanding, including 14,375,000 Public Warrants and 7,000,000 Private Placement Warrants.  Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a business combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years from the completion of a business combination or earlier upon redemption or liquidation.

GP-ACT III ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

JUNE 30, 2026

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

At June 30, 2026, assets held in the Trust Account were comprised of $98,235,059 marketable securities held in Trust Account. During the period ended June 30, 2026, the Company did not withdraw any interest income from the Trust Account.

At December 31, 2025, assets held in the Trust Account were comprised of $309,180,211 marketable securities held in Trust Account. During the year ended December 31, 2025, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2026 and December 31, 2025:

	June 30, 2026	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Marketable securities held in Trust Account	$98,235,059	$98,235,059	$—	$—

GP-ACT III ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

The CODM assesses performance for the single segment and decides how to allocate resources based on net income that also is reported on the condensed statements of operations as net income. The measure of segment assets is reported on the condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	June 30, 2026	December 31, 2025
Marketable securities held in Trust Account	$98,235,059	$309,180,211
Cash	$10,586	$112,660

	For the three months ended June 30, 2026	For the three months ended June 30, 2025	For the six months ended June 30, 2026	For the six months ended June 30, 2025
General and administrative expenses	$1,250,095	$141,334	$1,815,374	$341,386
Interest earned on marketable securities held in Trust Account	$1,758,023	$3,126,072	$4,476,680	$6,233,453

The CODM reviews interest earned on the Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement.

General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination or similar transaction within the business combination period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative expenses, as reported on the condensed statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from November 23, 2020 (inception) through June 30, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and subsequent to the Initial Public Offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2026, we had a net income of $290,121, which consisted of interest earned on marketable securities held in the Trust Account of $1,758,023, partially offset by formation and operational costs of $1,467,902.

For the three months ended June 30, 2025, we had a net income of $2,984,738, which consisted of interest earned on marketable securities held in the Trust Account of $3,126,072, partially offset by formation and operational costs of $141,334.

For the six months ended June 30, 2026, we had a net income of $2,443,499, which consisted of interest earned on marketable securities held in the Trust Account of $4,476,680, partially offset by formation and operational costs of $2,033,181.

For the six months ended June 30, 2025, we had a net income of $5,892,067, which consisted of interest earned on marketable securities held in the Trust Account of $6,233,453, partially offset by formation and operational costs of $341,386.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of shares of Class B ordinary shares, par value $0.0001 per share, by our co-sponsors in the amount of $25,000 and loans from our co-sponsors or their affiliates pursuant to promissory notes. These loans are non-interest bearing, unsecured and are due at the earlier of the consummation of our initial business combination and the second anniversary of the consummation of our Initial Public Offering. As of June 30, 2026, there was a total amount of $595,000 outstanding under such promissory notes, of which $260,000 remains outstanding under the promissory note with GP Sponsor, $205,000 remains outstanding under the promissory note with Boxcar Partners Two, LLC, an affiliate of Boxcar sponsor, and $130,000 remains outstanding under the promissory note with Act III sponsor. As of December 31, 2025, there was a total amount of $400,000 outstanding under such promissory notes, of which $200,000 remains outstanding under the promissory note with GP Sponsor, $100,000 remains outstanding under the promissory note with Boxcar Partners Two, LLC, an affiliate of Boxcar sponsor, and $100,000 remains outstanding under the promissory note with Act III sponsor.

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

For the six months ended June 30, 2026, cash used in operating activities was $297,074. Net income of $2,443,499 was affected by interest earned on marketable securities held in the Trust Account of $4,476,680 and non-redemption agreement expense of $217,807. Changes in operating assets and liabilities provided $1,518,300 of cash for operating activities.

For the six months ended June 30, 2025, cash used in operating activities was $282,196. Net income of $5,892,067 was affected by interest earned on marketable securities held in the Trust Account of $6,233,453. Changes in operating assets and liabilities used $59,190 of cash for operating activities.

As of June 30, 2026, we had marketable securities held in the Trust Account of $98,235,059 (including approximately $26,156,891 of interest income). We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less permitted withdrawals and deferred underwriting discounts and commissions), to complete our initial business combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2026, we had cash of $10,586. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination, and to pay for directors and officers liability insurance premiums. We have incurred and expect to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a business combination.

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

In connection with our assessment of going concern considerations in accordance with ASC 205-40, “Going Concern”, as of June 30, 2026, we may need to raise additional capital through loans or additional investments from our co-sponsors, Sponsor HoldCo, stockholders, officers, directors, or third parties. Our officers, directors and co-sponsors may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Estimates and Standards

The preparation of the condensed financial statements and notes thereto included elsewhere in this Report in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and the disclosure of contingent assets and liabilities, in our financial statements. These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments, and we evaluate these estimates on an ongoing basis. To the extent actual experience differs from the assumptions used, our condensed financial statements and notes thereto included elsewhere in this Report could be materially affected. We believe that the following accounting policies involve a higher degree of judgment and complexity. Using a Black Sholes valuation, the Company evaluated and classified the warrant instruments under equity treatment at their assigned values. Other than estimating the value of the Public Warrants, we did not have any other critical accounting estimates as of June 30, 2026.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

GP-ACT III ACQUISITION CORP.

Date: August 14, 2026	By:	/s/ Antonio Bonchristiano
	Name:	Antonio Bonchristiano
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2026	By:	/s/ Rodrigo Boscolo
	Name:	Rodrigo Boscolo
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)